Form 10KSB
period 2000-04-30
CHRIROPRACTIC 21 INTERNATIONAL INC
filed 2000-07-26
CIK 1112902

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended April 30, 2000
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                                   -----------
                                     0-30499


                        CHIROPRACTIC 21 INTERNATIONAL, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

          NEVADA                                             84-0911532
         --------                                           ------------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


                 5525 SOUTH 900 EAST, SUITE 110 Salt Lake City,
                                   Utah 84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 262-8844


                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                                  -------------

          (Former Name or Former Address, if changed since last Report)


Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                      None
Securities Registered under Section 12(g) of the Exchange Act:  $.004 par value common stock


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes      No   X
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's  revenues for its most recent fiscal year:  April 30, 2000 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     July 15, 2000 - $3,072. There are approximately 768,208 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.004 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable;


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  July 15, 2000
                                    1,398,208

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

Chiropractic 21 International, Inc., (the "Company") was organized under the laws of the State of Nevada on July 1, 1970, under the name Instant Hot Water, Inc., to conduct any or all lawfull business for which corporations may be organized.

On September 23, 1970, the Articles of Incorporation were amended to state the following: "The authorized capital structure of this corporation is Three Hundred Thousand Dollars ($300,000). Pro-rata ownership of the corporation shall be expressed as ownership of shares of common, capital stock. All shares are of the same class and have the same rights. The authorized capital structure of this corporation shall be divided into 30,000,000 shares. Thus, creating a par value for each share of $0.01."

On October 29, 1970, the Articles of Incorporation were amended to state the following amended article. "To qualify as a director of this corporation, each member of the board of directors must have at least ONE HUNDRED (100) shares of the common voting stock of this corporation, each director must keep at least ONE HUNDRED (100) shares of the common voting stock of this corporation while a director. Directors of this corporation need not be residents of the State of Nevada, not citizens of the United States.

On October 6, 1972, the Articles of Incorporation were amended to state the following amended articles. "The name of the corporation shall be Western Medical Industries, Inc." and "The authorized capital structure of this corporation shall be divided into 15,000,000 shares, 1,000,000 shall be active trading. No pre-emptive right to the stockholders are created, and Article 9 of the Articles of Incorporation still is applicable."

On  November  4,  1980,  the  Articles  of  Incorporation   were  amended,   tne
corporation's name was changed from Spudcohol Industries, Inc. to Ameracol Technology, Inc.

On July 15, 1983, the Articles of Incorporation were amended to state the following amended articles. "The name and style of the corporation is and shall be: Chiropractic 21 International, Inc.," furthermore "The aggregate number of shares and the amount of the total authorized capital of the said corporation shall consist of 75,000,000 shares of $.004 par value common stock plus 10,000,000 shares of $.10 par value preferred stock in such series and with such rights as may be determined by the Board of Directors. All shares, when issued, will be fully paid and non-assessable, and the private property of stockholders shall not be liable for corporate debts. See Part III, Item 1, of the Company's Registration Statement on Form 10SB12G.

     Material Changes in Control Since Inception and Related Business History.
     -------------------------------------------------------------------------

Business.
---------

     The Company was principally involved in the developing and marketing of a computer based management and practice system for chiropractic physicians including entering into joint ventures, leases, partnerships, and acting as a general partner in these ventures. These operations proved to be unsuccessful and ended over ten years ago.

     Other than the above-referenced matters and seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over ten years. The Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders, once the Board of Directors sets guidelines of industries in which the Company may have an interest.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries to the Company.

Risk Factors.
------------

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Extremely Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenue for over the past ten years or to the date hereof. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis. Although management intends to apply any proceeds it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any use or allocation of such proceeds will allow it to achieve its business objectives.

     Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

     Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. To the extent that the Company may acquire a business in a high risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has been no "established public market" for the Company's common stock during the last five years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Reg.
Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products or Services and their Markets.
-------------------------------------------------

     None; not applicable

Competition.
------------

     None; not applicable

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts.
-----------------------------------------------------------------------------

     None; not applicable

Need for any Governmental Approval of Principal Products of Services.
---------------------------------------------------------------------

     None; not applicable

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. The Company is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Research and Development.
------------------------

     None; not applicable

Cost and Effects of Compliance with Environmental Laws.
------------------------------------------------------

     None; not applicable

Number of Employees.
-------------------

     None; not applicable


Item 2.  Description of Property.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its shareholder, Duane S. Jenson, and are currently provided at no cost. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Nevada. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the year ended April 30, 2000, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There has been no "public market" for shares of common stock of the Company. However, the Company intends to submit for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 2038.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On  September  11,  1999,  the  Company  issued  13,789   unregistered  and
restricted shares to Jenson Services in consideration of the payment of $1,378.90 for audit and other corporate expenses incurred on behalf of the Company.

     On September 11, 1999, the Company issued 210,000 "unregistered" and "restricted" shares to each of itS three current officers and directors, for a total of 630,000 shares. These shares were in consideration of services rendered.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last ten fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of April 30, 2000, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaing its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At April 30, 2000, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended April 30, 2000, the Company had a net loss of $6,326. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended April 30, 2000 and 1999

          Independent Auditors' Report

          Balance Sheets - April 30, 2000

          Statements of Operations for the years ended
          April 30, 2000 and 1999

          Statements of Stockholders' Equity for the years ended April 30, 2000 and 1999

          Statements of Cash Flows for the years ended
          April 30, 2000 and 1999

          Notes to the Financial Statements

                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                 April 30, 2000

                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                                TABLE OF CONTENTS

                                                                                                                           Page

Independent Auditors' Report                                                                                                  1

Balance Sheet -- April 30, 2000                                                                                               2

Statements of Operations for the years ended April 30, 2000 and 1999, and for the period from Reactivation [December 15, 1998] through April 30,
2000                                                                                                                          3

Statements of Stockholders' Deficit for the years ended April 30, 2000 and
1999, and for the period from Reactivation [December 15, 1998] through
April 30, 2000                                                                                                                4

Statements of Cash Flows for the years ended April 30, 2000 and 1999, and
for the period from Reactivation [December 15, 1998] through April 30,                                                        5
2000

Notes to Financial Statements                                                                                              6 -- 8

                                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Chiropractic 21 International,  Inc.[a development stage company]


     We have audited the accompanying balance sheet of Chiropractic 21 International, Inc. [a development stage company] as of April 30, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years ended April 30, 2000 and 1999, and for the period from Reactivation [December 15, 1998] through April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chiropractic 21 International, Inc. [a development stage company] as of April 30, 2000, and the results of operations and cash flows for the years ended April 30, 2000 and 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses from operations, no assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                          /S/ MANTYLA MCREYNOLDS
                                                          Mantyla McReynolds

Salt Lake City, Utah
June 15, 2000


                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                                 April 30, 2000


                                             ASSETS


Assets                                                                         $               -0-
                                                                                 ------------------
                       Total Assets                                            $               -0-
                                                                                 ==================



                              LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Accounts payable                                                             $                  0
  Payable to shareholder - Note 4                                                            5,165
                                                                                 ------------------
                     Total Liabilities                                                       5,165


Stockholders' Deficit:
  Capital Stock -- 75,000,000 shares authorized having a
   par value of $.004 per share; 1,398,208 shares issued
   and outstanding - NOTE 4                                                                  5,593
  Additional paid-in capital                                                               958,923
  Deficit accumulated prior to the development stage                                      (938,764)
  Deficit accumulated during the development stage                                         (30,917)
                                                                                 ------------------
                Total Stockholders' Deficit                                                 (5,165)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $                -0-
                                                                                 ==================







                         See accompanying notes to financial statements.


                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                            Statements of Operations
 For the Years Ended April 30, 2000 and 1999, and for the Period from Reactivation
                   [December 15, 1998] through April 30, 2000


                                                                                           Reactivation
                                                                                              through
                                                                                             April 30,
                                                      2000                1999                 2000
                                                 --------------      ---------------      ---------------
Revenues                                       $           -0-     $            -0-    $             -0-

General & Administrative Expenses                       30,451                  466               30,917
                                                 --------------      ---------------      ---------------

              Operating Loss                           (30,451)                (466)             (30,917)

                                                 --------------      ---------------      ---------------
       Net Loss Before Income Taxes                    (30,451)                (466)             (30,917)

Current Year Provision for Income Taxes                     -0-                  -0-                 -0-
                                                 --------------      ---------------      ---------------

Net Loss                                       $       (30,451)    $           (466)   $         (30,917)
                                                 ==============      ===============      ===============



Loss Per Share                                 $          (.03)    $           (.01)   $            (.03)
                                                 ==============      ===============      ===============

Weighted Average Shares Outstanding                  1,162,504              754,419             1,053,736
                                                 ==============      ===============      ===============





                         See accompanying notes to financial statements.



                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
 For the Years Ended April 30, 2000 and 1999, and for the Period from Reactivation
                   [December 15, 1998] through April 30, 2000


                                                             Additional                             Net
                               Common          Common          Paid-in         Accumulated     Stockholders'
                               Shares           Stock          Capital           Deficit          Deficit
                            ------------     ----------     ------------      ------------     -------------
Balance, December 15, 1998
(date of reactivation)        6,159,732  $      24,639  $       914,125  $       (938,764) $               0
Net loss for the Period from
December 16, 1998 through
April 30, 1999                                                                       (466)             (466)
                            ------------     ----------     ------------      ------------     -------------
Balance, April 30, 1999        6,159,732         24,639          914,125         (939,230)             (466)
Issued shares for debt, at par   137,890            552                                                  552
Issued shares to officers for
services, at par               6,300,000         25,200                                               25,200
Reverse split shares, 1 for (11,199,414)       (44,798)           44,798                                   0
Net loss for the year ended            0
April 30, 2000                                                                    (30,451)          (30,451)
                            ------------     ----------     ------------      ------------     -------------
Balance, April 30, 1999        1,398,208 $        5,593 $        958,923 $       (969,681) $         (5,165)
                            ============     ==========     ============      ============     =============




















                         See accompanying notes to financial statements.




                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the Years Ended April 30, 2000 and 1999, and for the Period from Reactivation
                   [December 15, 1998] through April 30, 2000

                                                                                          Reactivation
                                                                                            through
                                                            2000            1999         April 30, 2000
Cash Flows from Operating Activities
Net Loss                                             $      (30,451) $         (466) $         (30,917)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Issued stock for services                                25,200                             25,200
     Increase in current liabilities                           5,251             466              5,717
                                                         -----------     -----------     --------------
       Net Cash Used for Operating Activities                     0               0                  0

           Net Increase/(Decrease) in Cash                        0               0                  0

Beginning Cash Balance                                            0               0                  0
                                                         -----------     -----------     --------------

Ending Cash Balance                                  $            0  $            0  $               0
                                                         ===========     ===========     ==============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest             $            0  $            0  $               0
  Cash paid during the year for income taxes                      0               0                  0
Supplemental Disclosure of Non-Cash transactions
  Issued stock for debt                              $           552   $           0  $             552
















                         See accompanying notes to financial statements.




                              CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                         April 30, 2000

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (a)    Organization

               Chiropractic 21 International, Inc. (the Company) incorporated under the laws of the State of Nevada on July 1, 1970, as Instant Hot Water, Inc. The Company became dormant for many years, then was revived under the name Americol Technology, Inc., on August 21, 1982. On May 31, 1983, the Company changed its name to Chiropractic 21 International, Inc., and began developing a computer-based professional practice system for chiropractic physicians. The Company was unsuccessful in this business and became dormant again until December of 1998 when the Directors began efforts to reactivate the Company.

               The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of April 30, 2000 is $0 due to the valuation allowance established as described in Note 3.

               (c)    Net Loss Per Common Share

               Net loss per common share is based on the weighted-average number of shares outstanding.

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at April 30, 2000.

                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 April 30, 2000
                                   [Continued]


NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]

               (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses through April 30, 2000 amounting to $969,681, has no assets, and has a net working capital deficiency at April 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to recommence its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2020. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                             NOL
Description                                Balance          Tax           Rate
--------------------------------------- -------------- ------------- -----------
   Federal Income Tax                          $30,917        $4,638      15%
   Valuation allowance                                       (4,638)
                                                       -------------
        Deferred tax asset 4/30/00                                $0

                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 April 30, 2000
                                   [Continued]

NOTE 4         COMMON STOCK/RELATED PARTY TRANSACTION

               The Company issued "unregistered" and "restricted" shares of common stock on September 11, 1999 in the following manner:


Number of shares        Recipient                    Consideration
--------------------    --------------------------   ---------------------------
             137,890    Consultant/shareholder       Reimbursement for expenses
                                                     paid on behalf of Company
           6,300,000    Directors/officers           Services
--------------------
           6,437,890    Total

               On November 9, 1999, the Company's Board of Directors resolved to effect a reverse split of the then outstanding 12,597,622 shares of common stock on the basis of 10 for one, effective December 20, 1999, while retaining the current authorized capital and par value. No stockholder shall own less than 100 post split shares; appropriate adjustments are to be made to the stated capital accounts and capital surplus accounts.

               A shareholder has paid general and administrative expenses on behalf of the Company, through April 30, 2000 and 1999, of $5,251 and $466, respectively. The balance due as of April 30, 2000, is $5,165. The Company has recorded a liability for this amount which is payable on demand and is non-interest bearing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

None;

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                                         Date of         Date of
                                         Positions     Election or     Termination
Name                                        Held       Designation     or Resignation
                                            ----         ----          --------------
Kirsten Lovato...........................   Director and   06/99                *
                                            President

Nick Lovato .............................   Director and   07/99                *
                                            Vice President

Vickie Rosenkrantz.......................   Director and   10/99                *
                                            secretary


      * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

Kirsten Lovato, President and a director. Ms. Lovato is 30 years of age. Ms. Lovato graduated from Creighton in Omaha, Nebraska, she currently works as a dental hygentist.

Nick lovato, Vice President and a director. Mr. Lovato is 31 years of age. Mr. Lovato graduated from the University of Utah in June of 1992, with a bachelor of arts in political science. Mr. Lovato is a senior underwriter for Academy Mortgage of Salt Lake City, Utah.

Vickie Rosenkrantz. Secretary and a director. Ms. Rosenkrantz, age 32, has been a director and executive officer of the company since 1999. Ms. Rosenkrantz has most recently worked at Costco, under the marketing department.


Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationships between any director or executive officer, other than Ms. Lovato and Mr. Lovato are husband and wife.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Each of the Company's directors has filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Kirsten
Lovato,       03/31/00    0     0     0  210,000   0     0   0
President,    03/31/99    0     0     0     0      0     0   0
Director


Nick
Lovato        03/31/00    0     0     0  210,000   0     0   0
Vice Pres./   03/31/99    0     0     0     0      0     0   0
Director


Jason         03/31/00    0     0     0  210,000   0     0   0
Rosenkrantz,  03/31/99    0     0     0     0      0     0   0
Secretary
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending March 31, 2000, 1999, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------
THE FOLLOWING TABLE SETS FORTH THE SHARE HOLDINGS OF THOSE PERSONS WHO OWN MORE THAN FIVE PERCENT OF THE COMPANY'S COMMON STOCK AS OF THE DATE HEREOF, TO WIT:


                                   NUMBER OF SHARES    PERCENTAGE
NAME AND ADDRESS                  BENEFICIALLY OWNED    OF CLASS
                                   ----------------    -----------
KIRSTEN LOVATO**                        210,000        15%
8667 SNOW MOUNTAIN DRIVE
SANDY, UT 84093

NICK LOVATO**                           210,000        15%
8667 SNOW MOUNTAIN DRIVE
SANDY, UT 84093


VICKIE ROSENKRANTZ                      210,000        15%
8850 NORTH REDDEN ROAD
PARK CITY, UT 84098


**NICK LOVATO AND KIRSTEN LOVATO ARE HUSBAND/WIFE.

Security Ownership of Management.
---------------------------------

     THE FOLLOWING TABLE SETS FORTH THE SHARE HOLDINGS OF THE COMPANY'S DIRECTORS AND EXECUTIVE OFFICERS AS OF THE DATE HEREOF, TO WIT:


                        NUMBER OF SHARES
                       BENEFICIALLY OWNED     PERCENTAGE OF
NAME AND ADDRESS         AS OF 9/30/99           OF CLASS
----------------       -----------------       -------------
KIRSTEN LOVATO**                        210,000        15%
8667 SNOW MOUNTAIN DRIVE
SANDY, UT 84093

NICK LOVATO**                           210,000        15%
8667 SNOW MOUNTAIN DRIVE
SANDY, UT 84093


VICKIE ROSENKRANTZ                      210,000        15%
8850 NORTH REDDEN ROAD
PARK CITY, UT 84098


ALL THREE DIRECTORS                     630,000        45%

Changes in Control.
-------------------

     To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

None;

Exhibits
--------

Exhibit
Number                             Description
-------                            -----------

  27                                 Financial Data Schedule

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHIROPRACTIC 21 INTERNATIONAL, INC.



Date:7/26/00                           /S/ NICK LOVATO
                                       Nick Lovato
                                       Vice President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       CHIROPRACTIC 21 INTERNATIONAL, INC.



Date:7/26/00                           /S/ NICK LOVATO
                                       Nick Lovato
                                       Vice President and Director


Date:7/26/00                            /S/ VICKIE ROSENKRANTZ
                                        Vickie Rosenkrantz
                                        Secretary and Director