Form 10QSB
period 2000-07-31
CHRIROPRACTIC 21 INTERNATIONAL INC
filed 2000-08-10
CIK 1112902

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------

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



                         5525 South 900 East, Suite 110
                           Salt Lake City, Utah 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)262-8844

                                       N/A
                                   -----------
          (Former Name or Former Address, if changed since last Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes  X    No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

None; Not applicable

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 AUGUST 7, 2000
                                    1,398,208


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents Incorporated by Reference" is contained in
Item 6 of this Report.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                                 BALANCE SHEETS
                        July 31, 2000 and April 30, 2000

                                                            07/31/2000        04/30/2000
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         5,696   $         5,165
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------    --------------
         Total Current Liabilities                                 5,696             5,165

         Total Liabilities                                         5,696             5,165
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.004 par value;
         authorized 75,000,000 shares; issued and
         outstanding, 1,398,208 shares                             5,593             5,593
     Paid-in Capital                                             958,923           958,923
     Deficit accumulated prior to the development stage        (938,764)         (938,764)
     Deficit accumulated during the development stage           (31,448)          (30,917)
                                                          --------------    --------------
         Total Stockholders' Deficit                             (5,696)           (5,165)

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============

NOTE  TO  FINANCIAL   STATEMENTS:   Interim  financial  statements  reflect  all
adjustments  which  are,  in the  opinion  of  management,  necessary  to a fair statement  of the results for the periods.  The July 31, 2000 balance  sheet has been derived from the audited  financial  statements.  These  interim  financial statements  conform with the requirements for interim  financial  statements and consequently do not include all the disclosures  normally  required by generally accepted accounting principles.

                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
       For the Three Month Periods and Years Ended July 31, 2000, 1999 and
   for the Period from Reactivation [December 15, 1998] through July 31, 2000

                                            Three          Three          From the
                                            Months         Months        Beginning of
                                            Ended          Ended          Reactivation
                                                                           through
                                          07/31/2000     07/31/1999    07/31/2000
                                         ------------   ------------   -----------------
                                         [Unaudited]    [Unaudited]       [Unaudited]
REVENUE

    Income                              $           0  $           0 $                 0
                                         ------------   ------------   -----------------
NET REVENUE                                         0              0                   0

Operating Expenses
    General and Administrative        $           531$           543 $
    Expenses                                                                      31,448
                                         ------------   ------------   -----------------
Total Operating Expenses                          531            543
                                                                                  31,448

                                         ------------   ------------   -----------------
Net Income Before Taxes                 $        (531) $        (543)$           (31,448)
                                         ============   ============   =================

Income/Franchise taxes                              0                                  0

Net loss                                         (531)          (543)            (31,448)

Loss Per Share                          $       (0.01) $       (0.01)$             (0.01)
                                         ============   ============   =================

Weighted Average Shares Outstanding         1,398,208      6,159,732           1,106,731
                                         ============   ============   =================


                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
       For the Three Month Periods and Years Ended July 31, 2000, 1999 and
   for the Period from Reactivation [December 15, 1998] through July 31, 2000

                                             Three         Three         From the
                                            Months        Months       Beginning of
                                             Ended         Ended       Reactivation
                                                                         through
                                          07/31/2000    07/31/1999      07/31/2000
                                          -----------   -----------  -----------------
                                           [Unaudited]   [Unaudited]    [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------
  Net Loss                               $       (531) $       (543) $         (31,448)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Issued stock for forgiveness of debt            0             0                552
    Issued stock for services                                                   25,200
    Increase/(Decrease) in loans from             531           543              5,696
shareholder
                                          -----------   -----------  -----------------
      Net Cash Used For Operating                   0             0                  0
Activities
                                          ===========   ===========  =================

Cash Flows Provided by Financing                    0             0                  0
Activities
------------------------------------------

      Net Increase In Cash                          0             0                  0

      Beginning Cash Balance                        0             0                  0

      Ending Cash Balance              $            0$            0$                 0
                                          -----------   -----------  -----------------

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending July 31, 2000, the Company has had no material business operations for over ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     The Company has had no operations during the quarterly period ended July 31, 2000, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $531, stemming from general and administrative expenses.

Liquidity

     At July 31, 2000, the Company had total current assets of $0 and total liabilities of $5,696.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHIROPRACTIC 21 INTERNATIONAL, INC.



Date:8/8/00                 /S/NICK LOVATO
                            Nick Lovato, Vice President and Director



Date:8/9/00                 /S/VICKIE ROSENKRANTZ
                            Vickie Rosenkrantz, Secretary and Director