Form 10KSB
period 2001-04-30
CHRIROPRACTIC 21 INTERNATIONAL INC
filed 2001-08-03
CIK 1112902

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended April 30, 2001
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

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's  revenues for its most recent fiscal year:  April 30, 2001 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 11, 2001 - $455,514. There are approximately 828,208 shares of common voting stock of the Company not held by affiliates. The last trade occured June 5, 2001 at a price of $.55 per share with a market at $.45 bid and $0.95 offered.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable;


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  June 11, 2001
                                    1,458,208 ?

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the year ended April 30, 2001, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company shares are traded on the OTC Bulletin Board, the symbol is CRPL. The Company shares have been traded on the OTC Bulletin Board since April 1, 2001.

          The following quotes were provided to the Company from the National Quotation Bureau are are through the most recent month end:

                           CLOSING BID                                CLOSING ASK
                  HIGH                      LOW               HIGH                      LOW

APR 01, 2001
THRU              .13                       .12               .55                       .55
APR 30, 2001


MAR 1, 2001
THRU             1.05                       .12              1.85                       .51
MAY 31, 2001


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

     On January 23, 2001, the Company authorized the issuance of 30,000 shares to both James Doolin and Leonard W. Burningham, Esq., in consideration for services rendered. The shares were issued at a value of $.01 per share. These shares were issued February 3, 2001.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of April 30, 2001, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaing its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At April 30, 2001, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended April 30, 2001, the Company had a net loss of $ ? . The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended April 30, 2001 and 2000

          Independent Auditors' Report

          Balance Sheets - April 30, 2001

          Statements of Operations for the years ended
          April 30, 2001 and 2000

          Statements of Stockholders' Equity for the years ended April 30, 2001 and 2000

          Statements of Cash Flows for the years ended
          April 30, 2001 and 2000

          Notes to the Financial Statements

                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                 April 30, 2001



                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                                                            Page

Independent Auditors' Report                                                                                                  1

Balance Sheet -- April 30, 2001                                                                                               2

Statements of Operations for the years ended April 30, 2001 and 2000, and for the period from Reactivation [December 15, 1998] through April 30,
2001                                                                                                                          3

Statements of Stockholders' Deficit for the years ended April 30, 2001 and
2000, and for the period from Reactivation [December 15, 1998] through
April 30, 2001                                                                                                                4

Statements of Cash Flows for the years ended April 30, 2001 and 2000, and
for the period from Reactivation [December 15, 1998] through April 30,                                                        5
2001

Notes to Financial Statements                                                                                              6 -- 8


                                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Chiropractic 21 International,  Inc.[a development stage company]


     We have audited the accompanying balance sheet of Chiropractic 21 International, Inc. [a development stage company] as of April 30, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended April 30, 2001 and 2000, and for the period from Reactivation [December 15, 1998] through April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chiropractic 21 International, Inc. [a development stage company] as of April 30, 2001, and the results of operations and cash flows for the years ended April 30, 2001 and 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, no assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         /S/ MANTYLA MCREYNOLDS
                                                             Mantyla McReynolds

Salt Lake City, Utah
June 28, 2001



                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                                 April 30, 2001


                                             ASSETS


Assets                                                                         $               -0-
                                                                                 ------------------
                       Total Assets                                            $               -0-
                                                                                 ==================



                              LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Accounts payable                                                             $                 0
  Payable to shareholder - Note 4                                                            7,947
                                                                                 ------------------
                     Total Liabilities                                                       7,947


Stockholders' Deficit:
  Capital Stock -- 75,000,000 shares authorized having a
   par value of $.004 per share; 1,458,422 shares issued
   and outstanding - Note 4                                                                  5,834
  Additional paid-in capital                                                               959,282
  Deficit accumulated prior to the development stage                                      (938,764)
  Deficit accumulated during the development stage                                         (34,299)
                                                                                 ------------------
                Total Stockholders Deficit                                                 (7,947)
                                                                                 ------------------
        Total Liabilities and Stockholders Deficit                            $                -0-
                                                                                 ==================







                 See accompanying notes to financial statements.





                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                            Statements of Operations
 For the Years Ended April 30, 2001 and 2000, and for the Period from Reactivation
                   [December 15, 1998] through April 30, 2001


                                                                                           Reactivation
                                                                                              through
                                                                                             April 30,
                                                      2001                2000                 2001
                                                 --------------      ---------------      ---------------
Revenues                                       $           -0-     $            -0-    $             -0-

General & Administrative Expenses                        3,382               30,451              (34,299)
                                                 --------------      ---------------      ---------------

              Operating Loss                            (3,382)             (30,451)             (34,299)

                                                 --------------      ---------------      ---------------
       Net Loss Before Income Taxes                     (3,382)             (30,451)             (34,299)

Current Year Provision for Income Taxes                     -0-                  -0-                 -0-
                                                 --------------      ---------------      ---------------

Net Loss                                       $        (3,382)    $        (30,451)   $         (34,299)
                                                 ==============      ===============      ===============



Loss Per Share                                 $          (.01)    $           (.03)   $            (.03)
                                                 ==============      ===============      ===============

Weighted Average Shares Outstanding                  1,412,890            1,162,504             1,205,462
                                                 ==============      ===============      ===============





                 See accompanying notes to financial statements.


                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
 For the Years Ended April 30, 2001 and 2000, and for the Period from Reactivation
                   [December 15, 1998] through April 30, 2001


                                                             Additional                             Net
                               Common          Common          Paid-in         Accumulated     Stockholders'
                               Shares           Stock          Capital           Deficit          Deficit
                            ------------     ----------     ------------      ------------     -------------
Balance, December 15, 1998
(date of reactivation)         6,159,732  $      24,639  $       914,125  $       (938,764) $               0
Issued Shares for debt, at par   137,890            552                                                  552
Issued Shares to officers for
services, at par               6,300,000         25,200                                               25,200
Reverse split shares, 1for 1(11,199,414)       (44,798)           44,798
                            ------------     ----------     ------------      ------------     -------------
Balance, April 30, 2000        1,398,208          5,593          958,923         (938,764)            25,752
Net loss for the Period from
December 16, 1998 through
April 30, 2000                                                                     (30,917)          (30,917)
                            ------------     ----------     ------------      ------------     -------------
Balance, April 30, 2000        1,398,208          5,593          958,923          (969,681)           (5,165)
Issued Shares to professionals
for services, Feb. 3, 2001        60,000            240              360                                 600
Reverse split adjustment             214              1              (1)                                   0
Net loss for the year ended
April 30, 2001                                                                      (3,382)           (3,382)
                            ------------     ----------     ------------      ------------     -------------
Balance, April 30, 2001        1,458,422 $        5,834 $        959,282 $        (973,063) $         (7,947)
                            ============     ==========     ============      ============     =============















                 See accompanying notes to financial statements.


                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the Years Ended April 30, 2001 and 2000, and for the Period from Reactivation
                   [December 15, 1998] through April 30, 2001

                                                                                          Reactivation
                                                                                            through
                                                            2001            2000         April 30, 2001
Cash Flows from Operating Activities
Net Loss                                             $       (3,382) $      (30,451) $         (34,299)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Issued stock for services                                   600          25,200             25,800
     Increase in current liabilities                           2,782           5,251              8,499
                                                         -----------     -----------     --------------
       Net Cash Used for Operating Activities                     0               0                  0

           Net Increase/(Decrease) in Cash                        0               0                  0

Beginning Cash Balance                                            0               0                  0
                                                         -----------     -----------     --------------

Ending Cash Balance                                  $            0  $            0  $               0
                                                         ===========     ===========     ==============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest             $            0  $            0  $               0
  Cash paid during the year for income taxes                      0               0                  0
Supplemental Disclosure of Non-Cash transactions
  Issued stock for debt                              $             0   $         552  $             552
















                 See accompanying notes to financial statements.


                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 April 30, 2001

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

               The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of April 30, 2001 is $0 due to the valuation allowance established as described in Note 3.

               (c)    Net Loss Per Common Share

               Net loss per common share is based on the weighted-average number of shares outstanding.

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at April 30, 2001.

                             CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                         April 30, 2001
                                           [Continued]


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

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses through April 30, 2001 amounting to $973,063, has no assets, and has a net working capital deficiency at April 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                                             NOL
Description                                Balance          Tax           Rate
--------------------------------------- -------------- ------------- -----------
   Federal Income Tax                          $34,299        $5,145      15%
   Valuation allowance                                       (5,145)
                                                       -------------
        Deferred tax asset 4/30/01                                $0

                              CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                         April 30, 2001
                                           [Continued]


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

               A shareholder has paid general and administrative expenses on behalf of the Company, through April 30, 2001 and 2000, of $3,382 and $5,251, respectively. The balance due as of April 30, 2001, is $7,947. The Company has recorded a liability for this amount which is payable on demand and is non-interest bearing.

               On February 3, 2001 the Company issued 60,000 shares of stock at .01 per share for services to professionals for services valued at $600.

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
Secretary
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending April 30, 2001, 2000 or the period ending on the date of this Report.

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

        None, not applicable;

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHIROPRACTIC 21 INTERNATIONAL, INC.



Date:7/27/01                           /S/ NICK LOVATO
                                       Nick Lovato
                                       Vice President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       CHIROPRACTIC 21 INTERNATIONAL, INC.



Date: 7/27/01                          /S/ NICK LOVATO
                                       Nick Lovato
                                       Vice President and Director


Date: 7/16/01                           /S/ VICKIE ROSENKRANTZ
                                        Vickie Rosenkrantz
                                        Secretary and Director