Form 10QSB
period 2001-07-31
CHRIROPRACTIC 21 INTERNATIONAL INC
filed 2001-09-14
CIK 1112902

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2001

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

                                 AUGUST 9, 2001
                                    1,458,422


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



                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                                 BALANCE SHEETS
                        July 31, 2001 and April 30, 2001

                                                            07/31/2001        04/30/2001
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         9,499   $         7,947
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------    --------------
         Total Current Liabilities                                 9,499             7,947

         Total Liabilities                                         9,499             7,947
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.004 par value;
         authorized 75,000,000 shares; issued and
         outstanding, 1,458,422 shares                             5,834             5,834
     Paid-in Capital                                             959,282           959,282
     Deficit accumulated prior to the development stage         (938,764)         (938,764)
     Deficit accumulated during the development stage            (35,851)          (34,299)
                                                          -- ------------    --------------
         Total Stockholders' Deficit                              (9,499)           (7,947)

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============

                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
       For the Three Month Periods and Years Ended July 31, 2001, 2000 and
   for the Period from Reactivation [December 15, 1998] through July 31, 2001

                                            Three          Three          From the
                                            Months         Months        Beginning of
                                            Ended          Ended          Reactivation
                                                                           through
                                          07/31/2001     07/31/2000      07/31/2001
                                         ------------   ------------   -----------------
                                         [Unaudited]    [Unaudited]       [Unaudited]
REVENUE

    Income                              $           0  $           0 $                 0
                                         ------------   ------------   -----------------
NET REVENUE                                         0              0                   0

Operating Expenses
    General and Administrative        $         1,552  $         531 $            35,851
    Expenses
                                         ------------   ------------   -----------------
Total Operating Expenses                        1,552            531
                                                                                  35,851

                                         ------------   ------------   -----------------
Net Income Before Taxes                 $      (1,552) $        (531)$           (35,851)
                                         ============   ============   =================

Income/Franchise taxes                              0                                  0

Net loss                                       (1,552)          (531)            (35,851)

Loss Per Share                          $       (0.01) $       (0.01)$             (0.01)
                                         ============   ============   =================

Weighted Average Shares Outstanding         1,458,422       1,398,208           1,222,908
                                         ============   ============   =================


                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
       For the Three Month Periods and Years Ended July 31, 2001, 2000 and
   for the Period from Reactivation [December 15, 1998] through July 31, 2001

                                             Three         Three         From the
                                            Months        Months       Beginning of
                                             Ended         Ended       Reactivation
                                                                         through
                                          07/31/2001    07/31/2000      07/31/2001
                                          -----------   -----------  -----------------
                                           [Unaudited]   [Unaudited]    [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------
  Net Loss                               $     (1,552) $       (531) $         (35,851)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Issued stock for services                                                   25,800
    Increase/(Decrease) in loans from           1,552           531             10,051
shareholder
                                          -----------   -----------  -----------------
      Net Cash Used For Operating                   0             0                  0
Activities
                                          ===========   ===========  =================

Cash Flows Provided by Financing                    0             0                  0
Activities
------------------------------------------

      Net Increase In Cash                          0             0                  0

      Beginning Cash Balance                        0             0                  0

      Ending Cash Balance              $            0$            0$                 0
                                          -----------   -----------  -----------------

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending July 31, 2001, the Company has had no material business operations for over ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended July 31, 2001, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,552, stemming from general and administrative expenses.

Liquidity

     At July 31, 2001, the Company had total current assets of $0 and total liabilities of $9,499.

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

                                 CHIROPRACTIC 21 INTERNATIONAL, INC.



Date: 8/13/01               /S/VICKIE JENSON
                            Vickie Jenson, Secretary and Director