Form 10QSB
period 2001-10-31
CHRIROPRACTIC 21 INTERNATIONAL INC
filed 2001-12-13
CIK 1112902

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2001

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

                                November 30, 2001
                                    1,458,422


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



                           CHIROPRACTIC 21 INTERNATIONAL, INC.
                                      BALANCE SHEETS
                           October 31, 2001 and April 30, 2001

                                                            10/31/2001        04/30/2001
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         9,841   $         7,947
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------    --------------
         Total Current Liabilities                                 9,841             7,947

         Total Liabilities                                         9,841             7,947
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.004 par value;
         authorized 75,000,000 shares; issued and
         outstanding, 1,458,422 shares                             5,834             5,834
     Paid-in Capital                                             959,282           958,282
     Deficit accumulated prior to the development stage         (938,764)         (938,764)
     Deficit accumulated during the development stage            (36,193)          (34,299)
                                                          --------------    --------------
         Total Stockholders' Deficit                              (9,841)           (7,947)

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============


                         CHIROPRACTIC 21 INTERNATIONAL, INC.
                               STATEMENTS OF OPERATIONS
      For the Three Month and Six Month Periods Ended October 31, 2001, 2000 and
    for the Period from Reactivation [December 15, 1998] through October 31, 2001

                                          Three       Three         Six        Six          From the
                                          Months      Months       Months     Months      Beginning of
                                          Ended       Ended       Ended       Ended       Reactivation
                                                                                            through
                                        10/31/2001  10/31/2000  10/31/2001  10/31/2000     10/31/2001
                                        ----------  ----------  ----------  ----------  ----------------
                                        [Unaudited] [Unaudited] [Unaudited] [Unaudited]   [Unaudited]
REVENUE
       Income                          $         0 $         0 $         0 $         0 $               0
                                        ----------  ----------  ----------  ----------  ----------------
NET REVENUE                                      0           0           0           0                 0

Operating Expenses
       General and Administrative     $        342 $     1,815 $     1,894 $     2,346 $          36,193
       Expenses
                                        ----------  ----------  ----------  ----------  ----------------
Total Operating Expenses                       342       1,815       1,894       2,346            36,193


                                        ----------  ----------  ----------  ----------  ----------------
Net Income Before Taxes               $       (342)$    (1,815)$    (1,894)$    (2,346)$         (36,193)
                                         ==========  ==========  ==========  ==========  ================

Income/Franchise taxes                           0           0           0           0                 0

Net loss                                      (342)     (1,815)     (1,894)     (2,346)          (36,193)

Loss Per Share                        $      (0.01)$     (0.01)$     (0.01)$     (0.01)$           (0.01)
                                        ==========  ==========  ==========  ==========  ================

Weighted Average Shares Outstanding      1,458,422   1,398,208   1,398,208   1,458,422         1,458,422
                                        ==========  ==========  ==========  ==========  ================



                   CHIROPRACTIC 21 INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOWS
    For the Three Month and Six Month Periods Ended October 31, 2001, 2000 and for the Period from Reactivation [December 15, 1998] through October 31, 2001

                                       Three        Three       Six          Six        From the
                                       Months       Months      Months      Months     Beginning of
                                       Ended        Ended       Ended       Ended    Reactivation
                                                                                        through
                                     10/31/2001   10/31/2000  10/31/2001  10/31/2000   10/31/2001
                                     ----------   ----------  ----------  ---------  ---------------
                                      [Unaudited] [Unaudited] [Unaudited] [Unaudited]  [Unaudited]

Cash Flows Used For Operating Activities
-----------------------------------------------
  Net Loss                           $     (342)  $   (1,815) $   (1,894) $  (2,346)$        (36,193)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Issued stock for forgiveness of debt      0            0                      0              552
    Issued stock for services                              0                      0           25,200
    Increase/(Decrease) in loans from       342        1,815       1,894      2,346           10,441
shareholder
                                     ----------   ----------  ----------  ---------  ---------------
      Net Cash Used For Operating             0            0           0          0                0
Activities
                                     ==========   ==========  ==========  =========  ===============

Cash Flows Provided by Financing              0            0           0          0                0
Activities
-------------------------------------

      Net Increase In Cash                    0            0           0          0                0

      Beginning Cash Balance                  0            0           0          0                0

      Ending Cash Balance          $          0$           0$          0$         0$               0
                                     ----------   ----------  ----------  ---------  ---------------

NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The April 30, 2001 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending October 31, 2001, the Company has had no material business operations for over ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended October 31, 2001, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $342, stemming from general and administrative expenses.

Liquidity

     At October 31, 2001, the Company had total current assets of $0 and total liabilities of $9,841.

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

                                 CHIROPRACTIC 21 INTERNATIONAL, INC.



Date: 12/13/01              /S/ VICKIE JENSON
                            Vickie Jenson, Secretary and Director