Form 10QSB
period 2002-01-31
CHRIROPRACTIC 21 INTERNATIONAL INC
filed 2002-03-13
CIK 1112902

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2002

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

                                February 01, 2002
                                    1,458,422


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



                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                                 BALANCE SHEETS
                       January 31, 2002 and April 30, 2001

                                                            01/31/2002        04/30/2001
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $        10,244   $         7,947
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------    --------------
         Total Current Liabilities                                10,244             7,947

         Total Liabilities                                        10,244             7,947
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.004 par value;
         authorized 75,000,000 shares; issued and
         outstanding, 1,458,422 shares                             5,834             5,834
     Paid-in Capital                                             959,282           959,282
     Deficit accumulated prior to the development stage         (938,764)         (938,764)
     Deficit accumulated during the development stage            (36,596)          (34,299)
                                                          --------------    --------------
         Total Stockholders' Deficit                             (10,244)           (7,947)

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============


                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
   For the Three Month and Nine Month Periods Ended January 31, 2002, 2001 and for the Period from Reactivation [December 15, 1998] through January 31, 2002

                                          Three       Three         Nine       Nine         From the
                                          Months      Months       Months     Months      Beginning of
                                          Ended       Ended        Ended      Ended       Reactivation
                                                                                            through
                                        01/31/2002  01/31/2001  01/31/2002  01/31/2001     01/31/2002
                                        ----------  ----------  ----------  ----------  ----------------
                                        [Unaudited] [Unaudited] [Unaudited] [Unaudited]   [Unaudited]
REVENUE
       Income                          $         0 $         0 $         0 $         0 $               0
                                        ----------  ----------  ----------  ----------  ----------------
NET REVENUE                                      0           0           0           0                 0

Operating Expenses
       General and Administrative     $        403 $       221 $     2,297 $     2,567 $          36,596
       Expenses
                                        ----------  ----------  ----------  ----------  ----------------
Total Operating Expenses                       403         221       2,297       2,567            36,596


                                        ----------  ----------  ----------  ----------  ----------------
Net Income Before Taxes               $       (403)$      (221)$    (2,297)$    (2,567)$         (36,596)
                                         ==========  ==========  ==========  ==========  ================

Income/Franchise taxes                           0           0           0           0                 0

Net loss                                      (403)       (221)     (2,297)     (2,567)          (36,596)

Loss Per Share                        $      (0.01)$     (0.01)$     (0.01)$     (0.01)$           (0.03)
                                        ==========  ==========  ==========  ==========  ================

Weighted Average Shares Outstanding      1,458,422   1,398,208   1,458,422   1,398,208         1,266,705
                                        ==========  ==========  ==========  ==========  ================



                   CHIROPRACTIC 21 INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOWS
   For the Three Month and Nine Month Periods Ended January 31, 2002, 2001 and for the Period from Reactivation [December 15, 1998] through January 31, 2001

                                       Three        Three       Nine        Nine        From the
                                       Months       Months      Months      Months     Beginning of
                                       Ended        Ended       Ended       Ended    Reactivation
                                                                                        through
                                     01/31/2002   01/31/2001  01/31/2002  01/31/2001   01/31/2002
                                     ----------   ----------  ----------  ---------  ---------------
                                      [Unaudited] [Unaudited] [Unaudited] [Unaudited]  [Unaudited]

Cash Flows Used For Operating Activities
-----------------------------------------------
  Net Loss                           $     (403)  $     (221) $   (2,297) $  (2,567)$        (36,596)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Issued stock for forgiveness of debt      0            0           0          0              552
    Issued stock for services                              0           0          0           25,200
    Increase/(Decrease) in loans from       403          221       2,297      2,567           10,844
shareholder
                                     ----------   ----------  ----------  ---------  ---------------
      Net Cash Used For Operating             0            0           0          0                0
Activities
                                     ==========   ==========  ==========  =========  ===============

Cash Flows Provided by Financing              0            0           0          0                0
Activities
-------------------------------------

      Net Increase In Cash                    0            0           0          0                0

      Beginning Cash Balance                  0            0           0          0                0

      Ending Cash Balance          $          0$           0$          0$         0$               0
                                     ----------   ----------  ----------  ---------  ---------------

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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending January 31, 2002, the Company has had no material business operations for over ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended January 31, 2002, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $403, stemming from general and administrative expenses.

Liquidity

     At January 31, 2002, the Company had total current assets of $0 and total liabilities of $10,244.

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

                                 CHIROPRACTIC 21 INTERNATIONAL, INC.



Date:03/13/02               /S/VICTORIA JENSON
                            Victoria Jenson, Secretary and Director