Form 10KSB
period 2002-04-30
CHRIROPRACTIC 21 INTERNATIONAL INC
filed 2002-08-26
CIK 1112902

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended April 30, 2002
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's  revenues for its most recent fiscal year:  April 30, 2002 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 11, 2002 - $124,321. There are approximately 828,208 shares of common voting stock of the Company not held by affiliates. The last trade occured July 26, 2002 at a price of $.15 per share with a market at $.15 bid and $0.63 offered.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable;


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 August 11, 2002
                                    1,608,422

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the year ended April 30, 2002, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

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

          The following quotes were provided to the Company from the National Quotation Bureau are are through the most recent month end:

                           CLOSING BID                                CLOSING ASK
                  HIGH                      LOW               HIGH                      LOW

APR 01, 2001
THRU              .1875                     .13              5.125                      .55
APR 30, 2001

MAY 01, 2001
THRU              .85                       .12              1.50                       .51
MAY 31, 2001

JUN 01, 2001
THRU              .45                       .45              1.05                       .90
JUN 30, 2001

JUL 01, 2001
THRU              .45                       .45               .95                       .75
JUL 31, 2001

AUG 01, 2001
THRU              .45                       .45               .85                       .65
AUG 31, 2001

SEP 01, 2001
THRU              .45                       .35               .75                       .65
SEP 30, 2001

OCT 01, 2001
THRU              .35                       .35               .75                       .55
OCT 31, 2001

NOV 01, 2001
THRU              .35                       .25               .55                       .55
NOV 30, 2001

DEC 01, 2001
THRU              .25                       .25               .55                       .55
DEC 31, 2001

JAN 01, 2002
THRU              .25                       .25               .55                       .40
JAN 31, 2002

FEB 01, 2002
THRU              .25                       .25               .40                       .40
FEB 28, 2002

MAR 01, 2002
THRU              .25                       .15               .40                       .35
MAR 31, 2002

APR 01, 2002
THRU              .12                       .12               .35                       .35
APR 30, 2002


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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On  September  11,  1999,  the  Company  issued  13,789   unregistered  and
restricted shares to Jenson Services in consideration of the payment of $552, for audit and other corporate expenses incurred on behalf of the Company.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of April 30, 2002, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaing its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At April 30, 2002, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended April 30, 2002, the Company had a net loss of $2,837. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended April 30, 2002 and 2001

          Independent Auditors' Report

          Balance Sheets - April 30, 2002

          Statements of Operations for the years ended
          April 30, 2002 and 2001

          Statements of Stockholders' Equity for the years ended April 30, 2002 and 2001

          Statements of Cash Flows for the years ended
          April 30, 2002 and 2001

          Notes to the Financial Statements

                              CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                 [A Development Stage Company]
                      Financial Statements and Independent Auditors' Report
                                         April 30, 2002


                              CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                  [A Development Stage Company]
                                        TABLE OF CONTENTS

                                                                                                                               Page

Independent Auditors' Report                                                                                                     1

Balance Sheet -- April 30, 2002                                                                                                  2

Statements of Operations for the years ended April 30, 2002 and 2001, and for the
period from Reactivation [December 15, 1998] through April 30, 2002                                                              3

Statements of Stockholders' Deficit for the years ended April 30, 2002 and 2001,
and for the period from Reactivation [December 15, 1998] through April 30, 2002                                                  4

Statements of Cash Flows for the years ended April 30, 2002 and 2001, and for the
period from Reactivation [December 15, 1998] through April 30, 2002                                                              5

Notes to Financial Statements                                                                                                 6 -- 8

                                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Chiropractic 21 International,  Inc.[a development stage company]


We have audited the accompanying balance sheet of Chiropractic 21 International, Inc. [a development stage company] as of April 30, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended April 30, 2002 and 2001, and for the period from Reactivation [December 15, 1998] through April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chiropractic 21 International, Inc. [a development stage company] as of April 30, 2002, and the results of operations and cash flows for the years ended April 30, 2002 and 2001, and for the period from Reactivation [December 15, 1998] through April 30, 2002 in conformity with generally accepted accounting principles.

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

                                                              Mantyla McReynolds
                                                           /S/MANTYLA MCREYNOLDS
Salt Lake City, Utah
August 8, 2002


                              CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                  [A Development Stage Company]
                                          Balance Sheet
                                         April 30, 2002


                                             ASSETS


Assets                                                                         $                 0
                                                                                 ------------------
                       Total Assets                                            $                 0
                                                                                 ==================



                              LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Accounts payable                                                             $                 0
  Payable to shareholder - Note 4                                                           10,784
                                                                                 ------------------
                     Total Liabilities                                                      10,784


Stockholders' Deficit:
  Preferred Stock -- 10,000,000 shares authorized having
   a par value of $.10 per share; 0 shares issued and outstanding                                0
  Common Stock -- 75,000,000 shares authorized having a
   par value of $.004 per share; 1,458,422 shares issued
   and outstanding - Note 4                                                                  5,834
  Additional paid-in capital                                                               959,282
  Deficit accumulated prior to the development stage                                      (938,764)
  Deficit accumulated during the development stage                                         (37,136)
                                                                                 ------------------
                Total Stockholders' Deficit                                                (10,784)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $                 0
                                                                                 ==================







                         See accompanying notes to financial statements.

                              CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                  [A Development Stage Company]
                                    Statements of Operations
   For the Years Ended April 30, 2002and 2001, and for the Period from Reactivation [December
                                15, 1998] through April 30, 2002



                                                                                           Reactivation
                                                                                           through April
                                                      2002                2001               30, 2002
                                                 --------------      ---------------      ---------------
Revenues                                       $             0     $              0    $               0

General & Administrative Expenses                        2,837                3,382             (37,136)
                                                 --------------      ---------------      ---------------

              Operating Loss                            (2,837)              (3,382)             (37,136)

                                                 --------------      ---------------      ---------------
       Net Loss Before Income Taxes                     (2,837)              (3,382)             (37,136)

Current Year Provision for Income Taxes                      0                    0                    0
                                                 --------------      ---------------      ---------------

Net Loss                                       $        (2,837)    $         (3,382)   $         (37,136)
                                                 ==============      ===============      ===============



Loss Per Share                                 $          (.01)    $           (.01)   $            (.03)
                                                 ==============      ===============      ===============

Weighted Average Shares Outstanding                  1,458,422            1,412,890             1,280,588
                                                 ==============      ===============      ===============





                         See accompanying notes to financial statements.

                              CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                  [A Development Stage Company]
                               Statements of Stockholders' Deficit
  For the Years Ended April 30, 2002 and 2001, and for the Period from Reactivation [December
                                15, 1998] through April 30, 2002


                                                             Additional                             Net
                               Common          Common          Paid-in         Accumulated     Stockholders'
                               Shares           Stock          Capital           Deficit          Deficit
                            ------------     ----------     ------------      ------------     -------------
Balance, December 15, 1998
(date of reactivation)         6,159,732  $      24,639  $       914,125  $       (938,764) $              0
Issued Shares for debt, at par   137,890            552                                                  552
Issued Shares to officers for
services, at par               6,300,000         25,200                                               25,200
Reverse split shares, 1for 1 (11,199,414)       (44,798)          44,798
                            ------------     ----------     ------------      ------------     -------------
Balance, April 30, 1999        1,398,208          5,593          958,923         (938,764)            25,752
Net loss for the period from           0
December 16, 1998 through
April 30, 2000                                                                    (30,917)          (30,917)
Balance, April 30, 2001        1,398,208          5,593          958,923         (969,681)           (5,165)
Issued shares to officers for
services, Feb. 3, 2001            60,000            240              360                                 600
Reverse split adjustment             214              1              (1)                                   0
Net loss for the year ended
April 30, 2001                                                                     (3,382)           (3,382)
                            ------------     ----------     ------------      ------------     -------------
Balance, April 30, 2001        1,458,422          5,834          959,282         (973,063)           (7,947)
Net loss for the year ended
April 30, 2002                                                                     (2,837)           (2,837)
                            ------------     ----------     ------------      ------------     -------------
Balance, April 30, 2002        1,458,422 $        5,834 $        959,282 $       (975,900) $        (10,784)
                            ============     ==========     ============      ============     =============












                         See accompanying notes to financial statements.


                              CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                  [A Development Stage Company]
                                    Statements of Cash Flows
        For the Years Ended April 30, 2002 and 2001, and for the Period from Reactivation
                           [December 15, 1998] through April 30, 2002

                                                                                          Reactivation
                                                                                            through
                                                                                           April 30,
                                                            2002            2001              2002
                                                         -----------     -----------     --------------
Cash Flows from Operating Activities
Net Loss                                             $       (2,837) $       (3,382) $         (37,136)
Adjustments to reconcile net income to net cash provided
by operating activities:
     Issued stock for services                                                   600             25,800
     Increase in current liabilities                           2,837           2,782             11,336
                                                         -----------     -----------     --------------
       Net Cash Used for Operating Activities                     0               0                  0

           Net Increase/(Decrease) in Cash                        0               0                  0

Beginning Cash Balance                                            0               0                  0
                                                         -----------     -----------     --------------

Ending Cash Balance                                  $            0  $            0  $               0
                                                         ===========     ===========     ==============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest             $            0  $            0  $               0
  Cash paid during the year for income taxes                      0               0                  0
Supplemental Disclosure of Non-Cash transactions
  Issued stock for debt                              $            0   $           0  $             552
















                         See accompanying notes to financial statements.

                              CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                         April 30, 2002

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

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at April 30, 2002.

                              CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                         April 30, 2002
                                           [Continued]

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

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses through April 30, 2001 amounting to $975,900, has no assets, and has a net working capital deficiency at April 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                                             NOL
Description                                Balance          Tax           Rate
--------------------------------------- -------------- ------------- -----------
   Federal Income Tax                          $37,136        $5,570      15%
   Valuation allowance                                        (5,570)
                                                       -------------
        Deferred tax asset 4/30/01                                $0

                              CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                         April 30, 2002
                                           [Continued]
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

               A shareholder has paid general and administrative expenses on behalf of the Company, through April 30, 2002 $10,784. The Company has recorded a liability for this amount which is payable on demand and is non-interest bearing.

               On February 3, 2001 the Company issued 60,000 shares of stock at .01 per share for services to professionals valued at $600.

NOTE 5         SUBSEQUENT EVENT/ISSUANCE OF STOCK TO THE OFFICERS AND DIRECTORS

               Effective August 8, 2002, the Company issued 150,000 shares of "unregistered" and "restricted" shares to the officers of the Company (50,000 shares to each) for services rendered.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

None; Not applicable.
                                    PART III

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

Business Experience.
--------------------

Kirsten Lovato, President and a director. Ms. Lovato is 31 years of age. Ms. Lovato graduated from Creighton in Omaha, Nebraska, she currently works as a dental hygentist.

Nick lovato, Vice President and a director. Mr. Lovato is 32 years of age. Mr. Lovato graduated from the University of Utah in June of 1992, with a bachelor of arts in political science. Mr. Lovato is a senior underwriter for Academy Mortgage of Salt Lake City, Utah.

Vickie Rosenkrantz. Secretary and a director. Ms. Rosenkrantz, age 33, has been a director and executive officer of the company since 1999. Ms. Rosenkrantz has most recently worked at Costco, under the marketing department.


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

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Kirsten
Lovato,       04/30/02    0     0     0     0      0     0   0
President,    04/30/01    0     0     0     0      0     0   0
Director


Nick
Lovato        04/30/02    0     0     0     0      0     0   0
Vice Pres./   04/30/01    0     0     0     0      0     0   0
Director


Vickie        04/30/02    0     0     0     0      0     0   0
Rosenkrantz,  04/30/01    0     0     0     0      0     0   0
Secretary
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending April 30, 2002, 2001 or the period ending on the date of this Report.

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
8850 NORTH REDDEN ROAD
PARK CITY, UT 84098


**NICK LOVATO AND KIRSTEN LOVATO ARE HUSBAND/WIFE.

Security Ownership of Management.
---------------------------------

     THE FOLLOWING TABLE SETS FORTH THE SHARE HOLDINGS OF THE COMPANY'S DIRECTORS AND EXECUTIVE OFFICERS AS OF THE DATE HEREOF, TO WIT:


                        NUMBER OF SHARES
                       BENEFICIALLY OWNED     PERCENTAGE OF
NAME AND ADDRESS         AS OF 04/30/02         OF CLASS
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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

None;

Exhibits
--------

        None, not applicable;

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of Chiropractic 21 International, Inc. (the "Company") on Form 10-KSB for the period ending April 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kirsten Lovato, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 08/22/02              /S/KIRSTEN LOVATO
                            Kirsten Lovato, Chief Executive Officer and
                            Chief Financial Officer


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHIROPRACTIC 21 INTERNATIONAL, INC.



Date: 08/22/08                         /S/KIRSTEN LOVATO
                                       Kirsten Lovato
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       CHIROPRACTIC 21 INTERNATIONAL, INC.



Date: 08/22/02                         /S/KIRSTEN LOVATO
                                       Kirsten Lovato
                                       President and Director


Date: 08/22/02                          /S/NICK LOVATO
                                        Nick Lovato
                                        Vice President and Director