Form 10QSB
period 2002-07-31
CHRIROPRACTIC 21 INTERNATIONAL INC
filed 2002-09-16
CIK 1112902

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2002

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

                                 September 12, 2002
                                    1,608,422


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



                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                                 BALANCE SHEETS
                        July 31, 2002 and April 30, 2002

                                                            07/31/2002        04/30/2002
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $        11,437   $        10,784
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------    --------------
         Total Current Liabilities                                11,437            10,784

         Total Liabilities                                        11,437            10,784
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.004 par value;
         authorized 75,000,000 shares; issued and
         outstanding, 1,608,422 shares                             6,434             5,834
     Paid-in Capital                                             958,682           959,282
     Deficit accumulated prior to the development stage         (938,764)         (938,764)
     Deficit accumulated during the development stage            (37,789)          (37,136)
                                                          --------------    --------------
         Total Stockholders' Deficit                             (11,437)          (10,784)

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============

     NOTE TO FINANCIAL  STATEMENTS:  Interim  financial  statements  reflect all adjustments  which  are,  in the  opinion  of  management,  necessary  to a fair statement of the results for the periods.  The April 2002 balance sheet has been
derived  from  the  audited  financial   statements.   These  interim  financial
statements  conform with the requirements for interim  financial  statements and consequently do not include all the disclosures  normally  required by generally accepted accounting principles.

                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
       For the Three Month Periods Ended July 31, 2002 and 2001 and for the Period from Reactivation [December 15, 1998] through July 31, 2002

                                            Three          Three            From the
                                            Months         Months         Beginning of
                                            Ended          Ended          Reactivation
                                                                            through
                                          07/31/2002     07/31/2001        07/31/2002
                                         ------------   ------------   -----------------
                                         [Unaudited]    [Unaudited]       [Unaudited]
REVENUE

    Income                              $           0  $           0 $                 0
                                         ------------   ------------   -----------------
NET REVENUE                                         0              0                   0

Operating Expenses
    General and Administrative        $           653 $        1,552 $            36,504
    Expenses
                                         ------------   ------------   -----------------
Total Operating Expenses                          653          1,552              36,504


                                         ------------   ------------   -----------------
Net Income Before Taxes                 $        (653) $      (1,552)$           (36,504)
                                         ============   ============   =================

Income/Franchise taxes                              0                                  0

Net loss                                         (653)        (1,552)            (36,504)

Loss Per Share                          $       (0.01) $       (0.01)$             (0.01)
                                         ============   ============   =================

Weighted Average Shares Outstanding         1,608,422      1,458,422           1,403,567
                                         ============   ============   =================


                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
       For the Three Month Periods Ended July 31, 2002 and 2001 and for the Period from Reactivation [December 15, 1998] through July 31, 2002

                                             Three         Three         From the
                                            Months        Months       Beginning of
                                             Ended         Ended       Reactivation
                                                                         through
                                          07/31/2002    07/31/2001      07/31/2002
                                          -----------   -----------  -----------------
                                           [Unaudited]   [Unaudited]    [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------
  Net Loss                               $       (653) $     (1,552) $         (36,504)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Issued stock for forgiveness of debt            0             0             25,800
  Increase/(Decrease) in loans from
       shareholder                                653         1,552             10,704
                                          -----------   -----------  -----------------
      Net Cash Used For Operating                   0             0                  0
Activities
                                          ===========   ===========  =================

Cash Flows Provided by Financing                    0             0                  0
Activities
------------------------------------------

      Net Increase In Cash                          0             0                  0

      Beginning Cash Balance                        0             0                  0

      Ending Cash Balance              $            0$            0$                 0
                                          -----------   -----------  -----------------

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending July 31, 2002, the Company has had no material business operations for over ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended July 31, 2002, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $653, stemming from general and administrative expenses.

Liquidity

     At July 31, 2002, the Company had total current assets of $0 and total liabilities of $11,437.

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

                                 CHIROPRACTIC 21 INTERNATIONAL, INC.



Date:9/13/02                /S/NICK LOVATO
                            Nick Lovato, Vice President and Director



Date:9/13/02                /S/VICKIE ROSENKRANTZ
                            Vickie Rosenkrantz, Secretary and Director