Form 10QSB
period 2002-10-31
CHRIROPRACTIC 21 INTERNATIONAL INC
filed 2002-12-17
CIK 1112902

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2002

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



                          4685 Highland Dr., Suite 202
                            Salt Lake City, UT 84117
                           -------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)278-9424

                         5525 South 900 East, Suite 110
                            Salt Lake City, UT 84117
                            -------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                December 11, 2002
                                    1,608,422


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



                           CHIROPRACTIC 21 INTERNATIONAL, INC.
                                      BALANCE SHEETS
                           October 31, 2002 and April 30, 2002

                                                            10/31/2002        04/30/2002
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $        12,589   $        10,784
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------    --------------
         Total Current Liabilities                                12,589            10,784

         Total Liabilities                                        12,589            10,784
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.004 par value;
         authorized 75,000,000 shares; issued and
         outstanding, 1,608,422 shares                             6,434             5,834
     Paid-in Capital                                             959,282           959,282
     Deficit accumulated prior to the development stage         (938,764)         (938,764)
     Deficit accumulated during the development stage            (39,541)          (37,137)
                                                          --------------    --------------
         Total Stockholders' Deficit                             (12,589)          (10,784)

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============


                         CHIROPRACTIC 21 INTERNATIONAL, INC.
                               STATEMENTS OF OPERATIONS
      For the Three Month and Six Month Periods Ended October 31, 2002, 2001 and
    for the Period from Reactivation [December 15, 1998] through October 31, 2002

                                          Three       Three         Six        Six          From the
                                          Months      Months       Months     Months      Beginning of
                                          Ended       Ended       Ended       Ended       Reactivation
                                                                                            through
                                        10/31/2002  10/31/2001  10/31/2002  10/31/2001     10/31/2002
                                        ----------  ----------  ----------  ----------  ----------------
                                        [Unaudited] [Unaudited] [Unaudited] [Unaudited]   [Unaudited]
REVENUE
       Income                          $         0 $         0 $         0 $         0 $               0
                                        ----------  ----------  ----------  ----------  ----------------
NET REVENUE                                      0           0           0           0                 0

Operating Expenses
       General and Administrative     $      1,752 $       342 $     2,405 $     1,894 $         (39,541)
       Expenses
                                        ----------  ----------  ----------  ----------  -------------
Total Operating Expenses                     1,752         342       2,405       1,894           (39,541)


                                        ----------  ----------  ----------  ----------  ----------------
Net Income Before Taxes               $     (1,752)$      (342)$    (2,405)$    (1,894)$         (39,541)
                                         ==========  ==========  ==========  ==========  ================

Income/Franchise taxes                           0           0           0           0                 0

Net loss                                    (1,752)       (342)     (2,405)     (1,894)          (39,541)

Loss Per Share                        $      (0.01)$     (0.01)$     (0.01)$     (0.01)$           (0.01)
                                        ==========  ==========  ==========  ==========  ================

Weighted Average Shares Outstanding      1,608,422   1,458,422   1,533,422   1,458,422         1,533,422
                                        ==========  ==========  ==========  ==========  ================



                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
   For the Three Month and Six Month Periods Ended October 31, 2002, 2001 and for the Period from Reactivation [December 15, 1998] through October 31, 2002

                                       Three        Three       Six          Six        From the
                                       Months       Months      Months      Months     Beginning of
                                       Ended        Ended       Ended       Ended    Reactivation
                                                                                        through
                                     10/31/2002   10/31/2001  10/31/2002  10/31/2001   10/31/2002
                                     ----------   ----------  ----------  ---------  ---------------
                                      [Unaudited] [Unaudited] [Unaudited] [Unaudited]  [Unaudited]

Cash Flows Used For Operating Activities
-----------------------------------------------
  Net Loss                           $   (1,752)  $     (342) $   (2,405) $  (1,894)$        (39,541)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Issued stock for services               600            0         600          0           26,400
    Increase/(Decrease) in loans from
    shareholder                           1,152          342       1,805      1,894           13,141
                                     ----------   ----------  ----------  ---------  ---------------
      Net Cash Used For Operating             0            0           0          0                0
Activities
                                     ==========   ==========  ==========  =========  ===============

Cash Flows Provided by Financing              0            0           0          0                0
Activities
-------------------------------------

      Net Increase In Cash                    0            0           0          0                0

      Beginning Cash Balance                  0            0           0          0                0

      Ending Cash Balance          $          0$           0$          0$         0$               0
                                     ----------   ----------  ----------  ---------  ---------------

NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The April 30, 2002 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending October 31, 2002, the Company has had no material business operations for over ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended October 31, 2002, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,752, stemming from general and administrative expenses.

Liquidity

     At October 31, 2002, the Company had total current assets of $0 and total liabilities of $12,589.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

     On August 3rd, 2002, the Company's Board of Directors authorized the issuance of 50,000 of the Company's "unregistered" and "restricted" $.004 par value common voting stock to Kirsten Lovato, President and Director, Nick Lovato, Vice President and Director and Vickie Jenson, Secretary and Director, respectively. The 150,000 shares were issued for services provided to the Company by the above mentioned officers and directors at par value ($.004).

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

                                 CHIROPRACTIC 21 INTERNATIONAL, INC.



Date:12/16/02               /S/ VICKIE JENSON
                            Vickie Jenson, Secretary and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Chiropractic 21 International, Inc., (the "Company") on Form 10-QSB for the quarterly period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Vickie Jenson Secretary and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By/S/ Vickie Jenson
Secretary and Director
December 16, 2002