Form 10QSB
period 2003-01-31
CHRIROPRACTIC 21 INTERNATIONAL INC
filed 2003-03-12
CIK 1112902

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------

                               Commission File No.
                               -------------------
                                     0-30499


                        CHIROPRACTIC 21 INTERNATIONAL, INC.
                        -----------------------------------
                 (Name of Small Business Issuer in its Charter)

          NEVADA                                             84-0911532
          ------                                             ----------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)



                         4685 Highland Drive, Suite 202
                           Salt Lake City, Utah 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)278-9424

                                       N/A
                                       ---
          (Former Name or Former Address, if changed since last Report)

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

                                March 10, 2003
                                    1,608,422


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



                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                                 BALANCE SHEETS
                       January 31, 2003 and April 30, 2002

                                                            01/31/2003        04/30/2002
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $        13,068   $        10,784
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------    --------------
         Total Current Liabilities                                13,068            10,784

         Total Liabilities                                        13,068            10,784
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.004 par value;
         authorized 75,000,000 shares; issued and
         outstanding, 1,608,422 shares                             6,434             5,834
     Paid-in Capital                                             959,282           959,282
     Deficit accumulated prior to the development stage         (938,764)         (938,764)
     Deficit accumulated during the development stage            (40,020)          (37,136)
                                                          --------------    --------------
         Total Stockholders' Deficit                             (13,068)          (10,784)

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============


                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
   For the Three Month and Nine Month Periods Ended January 31, 2003, 2002 and for the Period from Reactivation [December 15, 1998] through January 31, 2003

                                          Three       Three         Nine       Nine         From the
                                          Months      Months       Months     Months      Beginning of
                                          Ended       Ended        Ended      Ended       Reactivation
                                                                                            through
                                        01/31/2003  01/31/2002  01/31/2003  01/31/2002     01/31/2003
                                        ----------  ----------  ----------  ----------  ----------------
                                        [Unaudited] [Unaudited] [Unaudited] [Unaudited]   [Unaudited]
REVENUE
       Income                          $         0 $         0 $         0 $         0 $               0
                                        ----------  ----------  ----------  ----------  ----------------
NET REVENUE                                      0           0           0           0                 0

Operating Expenses
       General and Administrative     $        479 $       403 $     2,884 $     2,297 $          40,020
       Expenses
                                        ----------  ----------  ----------  ----------  ----------------
Total Operating Expenses                       479         403       2,884       2,297            40,020


                                        ----------  ----------  ----------  ----------  ----------------
Net Income Before Taxes               $       (479)$      (403)$    (2,884)$    (2,297)$         (40,020)
                                         ==========  ==========  ==========  ==========  ================

Income/Franchise taxes                           0           0           0           0                 0

Net loss                                      (479)       (403)     (2,884)     (2,297)          (40,020)

Loss Per Share                        $      (0.01)$     (0.01)$     (0.01)$     (0.03)$           (0.01)
                                        ==========  ==========  ==========  ==========  ================

Weighted Average Shares Outstanding      1,608,422   1,458,422   1,555,422   1,458,224         1,555,422
                                        ==========  ==========  ==========  ==========  ================



                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
   For the Three Month and Nine Month Periods Ended January 31, 2003, 2002 and for the Period from Reactivation [December 15, 1998] through January 31, 2003

                                       Three        Three       Nine        Nine        From the
                                       Months       Months      Months      Months     Beginning of
                                       Ended        Ended       Ended       Ended    Reactivation
                                                                                        through
                                     01/31/2003   01/31/2002  01/31/2003  01/31/2002   01/31/2003
                                     ----------   ----------  ----------  ---------  ---------------
                                      [Unaudited] [Unaudited] [Unaudited] [Unaudited]  [Unaudited]

Cash Flows Used For Operating Activities
-----------------------------------------------
  Net Loss                           $     (479)  $     (403) $   (2,884) $  (2,297)$        (40,020)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Issued stock for forgiveness of debt      0            0         600          0           26 400
    Increase/(Decrease) in loans from       479          403       2,284      2,297           13,620
shareholder
                                     ----------   ----------  ----------  ---------  ---------------
      Net Cash Used For Operating             0            0           0          0                0
Activities
                                     ==========   ==========  ==========  =========  ===============

Cash Flows Provided by Financing              0            0           0          0                0
Activities
-------------------------------------

      Net Increase In Cash                    0            0           0          0                0

      Beginning Cash Balance                  0            0           0          0                0

      Ending Cash Balance          $          0$           0$          0$         0$               0
                                     ----------   ----------  ----------  ---------  ---------------

NOTES  TO  FINANCIAL   STATEMENTS:

NOTE 1 -   INTERIM FINANCIALS

          Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The April 31, 2002 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending January 31, 2003, the Company has had no material business operations for over ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended January 31, 2003, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $479, stemming from general and administrative expenses.

Liquidity

     At January 31, 2003, the Company had total current assets of $0 and total liabilities of $13,068.

Item 3.   Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


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

                                 CHIROPRACTIC 21 INTERNATIONAL, INC.



                                By/S/ Kirsten Lovato
Date:  3-12-03                  Kirsten Lovato, President and Director


Date:  3-12-03                  By/S/ Vickie Jenson
                                Vickie Jenson, Secretary and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Kirsten Lovato, President and Director of Chiropractic 21 International, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Chiropractic 21 International, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  3-12-03                      Signature:By/S/ Kirsten Lovato
                                               ---------------------------
                                               Kirsten Lovato
                                               President and Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Vickie Jenson, Secretary, Treasurer and Director of Chiropractic 21 International, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Chiropractic 21 International, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  3-12-03                      Signature:  By/S/ Vickie Jenson
                                               ---------------------
                                               Vickie Jenson
                                               Secretary, Treasurer and Director

                            CERTIFICATION PURSUANT TO
                              18 U.S.C.SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Chiropractic 21 International, Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Kirsten Lovato, President and Director and Vickie Jenson, Secretary, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge and belief:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated: 3-12-03                        By/S/ Kirsten Lovato
           --------------                  -----------------------------
                                           Kirsten Lovato
                                           President and Director


     Dated: 3-12-03                        B/S/ Vickie Jenson
           --------------                  -----------------------------
                                           Vickie Jenson
                                           Secretary, Treasurer and Director