Form 10KSB
period 2003-04-30
CHIROPRACTIC 21 INTERNATIONAL INC
filed 2003-07-11
CIK 1112902

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended April 30, 2003.
     -----------------------------------------

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


                      4685 South Highland Drive, Suite 202
                           Salt Lake City, Utah 84117
                           --------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 278-9424


                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                       -----------------------------------
          (Former Name or Former Address, if changed since last Report)


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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's  revenues for its most recent fiscal year:  April 30, 2003 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 12, 2003 - $3,312.83. There are approximately 828,208 shares of common voting stock of the Company held by non-affiliates. Although the Company's stock is traded on the Over the Counter Bulletin Board (OTC-BB) under the symbol "CRPL", because there has been no active "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value ($0.004) per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, not applicable;

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  June 12, 2003
                                    1,608,422

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
---------------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     ------------------------------------

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

Risk Factors.
-------------

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

     None; not applicable.

Competition.
------------

     None; not applicable.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts.
----------------

     None; not applicable.

Need for any Governmental Approval of Principal Products of Services.
---------------------------------------------------------------------

     None; not applicable.

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

Sarbanes-Oxley Act.
-------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable.

Number of Employees.
--------------------

     None; not applicable


Item 2.  Description of Property.
---------------------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of Jenson Services, Inc., and are provided at no cost. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Nevada. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Jenson Services, Inc. of providing the use of office and telephone have been minimal.

Item 3.  Legal Proceedings.
---------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     During the year ended April 30, 2003, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     The Company shares are traded on the OTC Bulletin Board, the symbol is CRPL. The Company shares have been traded on the OTC Bulletin Board since April 1, 2001.

     Although the Company's common stock is quoted on the OTC Bulletin Board ("CRPL") of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no established market for such shares; and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that mey develop. See the caption "Sales of Unregistered Securities".

Holders.
--------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 2039.

Dividends.
----------

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On  September  11,  1999,  the  Company  issued  13,789   unregistered  and
restricted shares to Jenson Services in consideration of the payment of $552.00 for audit and other corporate expenses incurred on behalf of the Company. These shares were issued at par value,($0.004) per share.

     On September 11, 1999, the Company issued 210,000 "unregistered" and "restricted" shares to each of its three officers and directors, for a total of 630,000 shares. These shares were in consideration of services rendered.

     On January 23, 2001, the Company authorized the issuance of 30,000 shares to both James Doolin and Leonard W. Burningham, Esq., in consideration for services rendered. The shares were issued at a value of $.01 per share. These shares were issued February 3, 2001.

     On August 3, 2002, the Company audhorized the issuance of 50,000 shares of "unregistered" and "restricted" common voting stock to each of its three officers and directors, for a total of 150,000 shares. These shares were issued at par value ($0.004) for services rendered.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of April 30, 2003, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaing its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At April 30, 2003, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

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

Item 7.  Financial Statements.
------------------------------


                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                 April 30, 2003



                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                               Page

Independent Auditors' Report                                                                     1

Balance Sheet -- April 30, 2003                                                                  2

Statements of Operations for the years ended April 30, 2003 and 2002, and for the
period from Reactivation [December 15, 1998] through April 30, 2003                              3

Statements of Stockholders' Deficit for the years ended April 30, 2003 and 2002,
and for the period from Reactivation [December 15, 1998] through April 30, 2003                  4

Statements of Cash Flows for the years ended April 30, 2003 and 2002, and for the
period from Reactivation [December 15, 1998] through April 30, 2003                              5

Notes to Financial Statements                                                                  6 -- 8



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Chiropractic 21 International,  Inc.[a development stage company]


     We have audited the accompanying balance sheet of Chiropractic 21 International, Inc. [a development stage company] as of April 30, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended April 30, 2003 and 2002, and for the period from Reactivation [December 15, 1998] through April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chiropractic 21 International, Inc. [a development stage company] as of April 30, 2003, and the results of operations and cash flows for the years ended April 30, 2003 and 2002, and for the period from Reactivation [December 15, 1998] through April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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


Mantyla McReynolds
Salt Lake City, Utah
July 10, 2003



                                        CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                            [A Development Stage Company]
                                                    Balance Sheet
                                                   April 30, 2003


                                                       ASSETS


Assets                                                                                          $                     0
                                                                                                   ---------------------
                             Total Assets                                                       $                     0
                                                                                                   =====================



                                        LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Accounts payable                                                                              $                      0
  Payable to shareholder - Note 4                                                                                13,393
                                                                                                   ---------------------
                           Total Liabilities                                                                     13,393


Stockholders' Deficit:
  Preferred Stock - 10,000,000 shares authorized,
   $.10 par value per share, none outstanding                                                                          0
  Capital Stock - 75,000,000 shares authorized having a
   par value of $.004 per share; 1,608,422 shares issued
   and outstanding - Note 4                                                                                       6,434
  Additional paid-in capital                                                                                    959,282
  Deficit accumulated prior to the development stage                                                           (938,764)
  Deficit accumulated during the development stage                                                              (40,345)
                                                                                                   ---------------------
                      Total Stockholders' Deficit                                                               (13,393)
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Deficit                                       $                     0
                                                                                                   =====================





                                   See accompanying notes to financial statements.


                                                          2


                                        CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                            [A Development Stage Company]
                                              Statements of Operations
           For the Years Ended April 30, 2003 and 2002, and for the Period from Reactivation [December 15,
                                            1998] through April 30, 2003



                                                                                                                Reactivation
                                                                                                                through April
                                                                  2003                     2002                   30, 2003
                                                           ------------------       ------------------       -------------------
Revenues                                                 $                 0      $                 0      $                  0

General & Administrative Expenses                                      3,209                    2,837                    40,345
                                                           ------------------       ------------------       -------------------

                   Operating Loss                                     (3,209)                  (2,837)                  (40,345)

                                                           ------------------       ------------------       -------------------
            Net Loss Before Income Taxes                              (3,209)                  (2,837)                  (40,345)

Current Year Provision for Income Taxes                                    0                        0                         0
                                                           ------------------       ------------------       -------------------

Net Loss                                                 $            (3,209)     $            (2,837)     $            (40,345)
                                                           ==================       ==================       ===================



Loss Per Share                                           $              (.01)     $              (.01)     $               (.03)
                                                           ==================        =================       ===================

Weighted Average Shares Outstanding                                1,570,614                1,458,422                  1,346,999
                                                           ==================        =================       ===================





                                   See accompanying notes to financial statements.

                                                          3


                                        CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                            [A Development Stage Company]
                                         Statements of Stockholders' Deficit
           For the Years Ended April 30, 2003 and 2002, and for the Period from Reactivation [December 15,
                                            1998] through April 30, 2003

                                                                           Additional                                     Net
                                      Common              Common             Paid-in             Accumulated         Stockholders'
                                      Shares               Stock             Capital               Deficit              Deficit
                                  --------------       ------------      --------------       ----------------      ---------------
Balance, December 15, 1998
(date of reactivation)                6,159,732   $         24,639  $          914,125   $           (938,764) $                  0
Issued Shares for debt, at par           137,890                552                                                             552
Issued Shares to officers for
services, at par                       6,300,000             25,200                                                          25,200
Reverse split shares, 1for 10       (11,199,414)           (44,798)              44,798
                                  --------------       ------------      --------------       ----------------      ---------------
Balance, April 30, 1999                1,398,208              5,593             958,923              (938,764)               25,752
Net loss for the period from                   0
December 16, 1998 through
April 30, 2000                                                                                        (30,917)             (30,917)
                                  --------------       ------------      --------------        ---------------      ---------------
Balance, April 30, 2000                1,398,208              5,593             958,923              (969,681)              (5,165)
Issued shares to officers for
services, Feb. 3, 2001                    60,000                240                 360                                         600
Reverse split adjustment                     214                  1                 (1)                                           0
Net loss for the year ended
April 30, 2001                                                                                         (3,382)              (3,382)
                                  --------------       ------------      --------------       ----------------      ---------------
Balance, April 30, 2001                1,458,422              5,834             959,282              (973,063)              (7,947)
Net loss for the year ended April
30, 2002                                                                                               (2,837)              (2,837)
                                  --------------       ------------      --------------       ----------------      ---------------
Balance, April 30, 2002                1,458,422              5,834             959,282              (975,900)             (10,784)
Issued shares to officers for
services, August 3, 2002                 150,000                600                                                             600
Net loss for the year ended April
30, 2003                                                                                               (3,209)              (3,209)
                                  --------------       ------------      --------------       ----------------      ---------------
Balance, April 30, 2003                1,608,422  $           6,434 $           959,282  $           (979,109) $           (13,393)
                                  ==============       ============      ==============       ================      ===============



                                    See accompanying notes to financial statements.



                                                          4


                                         CHIROPRACTIC 21 INTERNATIONAL,  INC.
                                             [A Development Stage Company]
                                               Statements of Cash Flows
                  For the Years Ended April 30, 2003 and 2002, and for the Period from Reactivation
                                      [December 15, 1998] through April 30, 2003
                                                                                                               Reactivation
                                                                                                                 through
                                                                                                                April 30,
                                                                         2003                2002                  2003
                                                                     -------------       -------------      ------------------
Cash Flows from Operating Activities
Net Loss                                                         $         (3,209)  $          (2,837) $              (40,345)
Adjustments to reconcile net income to net cash provided
by operating activities:
     Issued stock for services                                                 600                                      26,400
     Increase in current liabilities                                         2,609               2,837                  13,945
                                                                     -------------       -------------      ------------------
            Net Cash Used for Operating Activities                              0                   0                       0

                Net Increase/(Decrease) in Cash                                 0                   0                       0

Beginning Cash Balance                                                          0                   0                       0
                                                                     -------------       -------------      ------------------

Ending Cash Balance                                              $              0   $               0  $                    0
                                                                     =============       =============      ==================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                         $              0   $               0  $                    0
  Cash paid during the year for income taxes                                    0                   0                       0
Supplemental Disclosure of Non-Cash transactions
  Issued stock for debt                                          $               0    $              0    $                552

















                                    See accompanying notes to financial statements.


                                                          5

                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 April 30, 2003

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

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

     (b) Income Taxes

     The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of April 30, 2003 is $0 due to the valuation allowance established as described in Note 3.

     (c) Net Loss Per Common Share

     Net loss per common share is based on the weighted-average number of shares outstanding.

     (d) Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at April 30, 2003.

                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 April 30, 2003
                                   [Continued]

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

NOTE 2            LIQUIDITY/GOING CONCERN

     The Company has accumulated losses through April 30, 2003 amounting to $979,109, has no assets, and has a net working capital deficiency at April 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management  plans include finding a  well-capitalized  merger  candidate to
recommence  its  operations.   The  financial  statements  do  not  include  any
adjustments that might result from the outcome of this uncertainty.

NOTE 3            INCOME TAXES

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2023. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                                        NOL
Description                                           Balance            Tax              Rate
------------------------------------------------ ----------------- ---------------  -----------------
   Federal Income Tax                                      $40,345          $6,052         15%
   Valuation allowance                                                     (6,052)
                                                                   ---------------
        Deferred tax asset 4/30/03                                              $0


         The allowance has increased $482 from $5,570 as of April 30, 2002.


                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                 April 30, 2003
                                   [Continued]

NOTE 4            COMMON STOCK/RELATED PARTY TRANSACTION

     The Company issued "unregistered" and "restricted" shares of common stock on September 11, 1999 in the following manner:


Number of shares             Recipient                           Consideration
-------------------------    -------------------------------     ----------------------------------------
                  137,890    Consultant/shareholder              Reimbursement for expenses
                                                                 paid on behalf of Company
                6,300,000    Directors/officers                  Services
-------------------------
                6,437,890    Total pre-reverse split


     On November 9, 1999, the Company's Board of Directors resolved to effect a reverse split of the then outstanding 12,597,622 shares of common stock on the basis of 10 for one, effective December 20, 1999, while retaining the current authorized capital and par value. No stockholder shall owned less than 100 post split shares; appropriate adjustments were made to the stated capital accounts and capital surplus accounts.

     On February 3, 2001 the Company issued 60,000 shares of stock at .01 per share for services to professionals valued at $600.

     On August 3, 2002 the Company issued 50,000 shares of common stock to each of the three officers at .004 per share for services valued at $600.

     A shareholder has paid general and administrative expenses on behalf of the Company, through April 30, 2003 of $13,945. The Company has recorded a current liability for the balance due of $13,393 which is unsecured, payable on demand, and is non-interest bearing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     None; not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.
---------------------------------------------------

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


                                                         Date of         Date of
                                         Positions     Election or     Termination
Name                                        Held       Designation     or Resignation
                                            ----         ----          --------------
Kirsten Lovato...........................   Director and   06/99                *
                                            President

Nick Lovato .............................   Director and   07/99                *
                                            Vice President

Vickie Jenson............................   Director and   10/99                *
                                            secretary


      * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

Kirsten Lovato, President and a director. Ms. Lovato is 33 years of age. Ms. Lovato graduated from Creighton in Omaha, Nebraska, she currently works as a dental hygentist.

Nick lovato, Vice President and a director. Mr. Lovato is 34 years of age. Mr. Lovato graduated from the University of Utah in June of 1992, with a bachelor of arts in political science. Mr. Lovato is a senior underwriter for Academy Mortgage of Salt Lake City, Utah.

     Vickie Jenson. Secretary and a director. Mrs. Jenson, age 35, has been a director and executive officer of the company since 1999. Mrs. Jenson worked for Costo from 1995 to 1999. Vicki founded VJ Billing Services in 1997. Specifically, VJ Billing worked with internet service providers by completing all aspects of their accounts receivable. The business was dissolved in 1999. Mrs. Jenson graduated from Carbon County High School in 1995. She attended Salt Lake Community College focusing on business studies.


Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     Mr. and Mrs. Lovato are husband and wife. Other than the aforementioned, there are no family relationships between any director or executive officer.

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


Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Each of the Company's directors has filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3.

Item 10. Executive Compensation.
--------------------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Kirsten       04/30/03    0     0     0   50,000   0     0   0
Lovato,       04/30/02    0     0     0     0      0     0   0
President,    03/30/01    0     0     0     0      0     0   0
Director      04/30/00    0     0     0  210,000   0     0   0


Nick          04/30/03    0     0     0   50,000   0     0   0
Lovato        04/30/02    0     0     0     0      0     0   0
Vice Pres./   04/30/01    0     0     0     0      0     0   0
Director      04/30/00    0     0     0  210,000   0     0   0


Vickie        04/30/03    0     0     0   50,000   0     0   0
Rosenkrantz,  04/30/02    0     0     0     0      0     0   0
Secretary     04/30/01    0     0     0     0      0     0   0
Director      04/30/00    0     0     0  210,000   0     0   0


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending April 30, 2002, 2001, 2000, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock , as of the date hereof, to wit:


                                   Number of Shares    Percentage
Name and  Address                  Beneficially Owned   of Class
                                   ----------------    -----------
Kirsten Lovato*                         260,000        16%
8667 Snow Mountain Drive
Sandy, UT 84093

Nick Lovato*                            260,000        16%
8667 Snow Mountain Drive
Sandy, UT 84093


Vickie Rosenkrantz                      260,000        16%
8850 North Redden Rd.
Park City, UT 84098


**Nick Lovato and Kirsten Lovato are husband and wife.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's Directors and Executive Officers, as of the date hereof, to wit:


                        Number of Shares
                       Beneficially Owned     Percantage of
Name and Address         as of 4/30/03           Class
----------------       -----------------       -------------
Kirsten Lovato*                         260,000        16%
8667 Snow Mountain Drive
Sandy, UT 84093

Nick Lovato*                            260,000        16%
8667 Snow Mountain Drive
Sandy, UT 84093

Vickie Rosenkrantz                      260,000        15%
8850 North Redden Rd.
Park City, UT 84098


All Three Directors                     780,000        48%

Changes in Control.
-------------------

     To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None; not applicable.

Exhibits.
---------

     None; not applicable.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHIROPRACTIC 21 INTERNATIONAL, INC.



Date: 11-17-03                         By/S/ Kirsten Lovato
                                       Kirsten Lovato
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       CHIROPRACTIC 21 INTERNATIONAL, INC.



Date: 11-17-03                         By/S/ Kirsten Lovato
                                       Kirsten Lovato
                                       President and Director


Date: 11-17-03                          By/S/ Vickie Jenson
                                        Vickie Jenson
                                        Secretary and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Kirsten Lovato, President and Director of Chiropractic 21 International, Inc. (the "registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  7-11-03                      Signature: By/S/ Kirsten Lovato
        -----------------                       --------------
                                     Kirsten Lovato
                                     President and Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Vickie Jenson,, Secretary/Treasurer and Director of Chiropractic 21 International, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information rela to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  11-17-03                   Signature:   By/S/ Vickie Jenson
        -----------------                       -----------------
                                                Vickie Jenson
                                                Secretary/Tresurer and Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Chiropractic 21 International, Inc. (the "Registrant") on Form 10-KSB for the year ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Kirsten Lovato, President and Director and Vickie Rosenkrantz, Secretary, Treasurer and Director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


By/S/ Kirsten Lovato
-----------------
Kirsten Lovato
President and Director
Dated this 17th day of July, 2003.


By/S/ Vickie Jenson
-----------------
Vickie Jenson
Secretary, Treasurer and Director
Dated this 17th day of July, 2003