Form 10QSB
period 2003-07-31
CHIROPRACTIC 21 INTERNATIONAL INC
filed 2003-09-10
CIK 1112902

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2003

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

                                 September  2, 2003
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



                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                                 BALANCE SHEETS
                        July 31, 2003 and April 30, 2003

                                                            07/31/2003        04/30/2003
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $        14,031   $        13,393
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------    --------------
         Total Current Liabilities                                14,031            13,393

         Total Liabilities                                        14,031            13,393
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.004 par value;
         authorized 75,000,000 shares; issued and
         outstanding, 1,608,422 shares                             6,434             6,434
     Paid-in Capital                                             959,282           959,282
     Deficit accumulated prior to the development stage         (938,764)         (938,764)
     Deficit accumulated during the development stage            (40,983)          (40,345)
                                                          --------------    --------------
         Total Stockholders' Deficit                             (14,031)          (13,393)

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============

     NOTE TO FINANCIAL  STATEMENTS:  Interim  financial  statements  reflect all adjustments  which  are,  in the  opinion  of  management,  necessary  to a fair statement of the results for the periods.  The April 2003 balance sheet has been
derived  from  the  audited  financial   statements.   These  interim  financial
statements  conform with the requirements for interim  financial  statements and consequently do not include all the disclosures  normally  required by generally accepted accounting principles.

                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
       For the Three Month Periods Ended July 31, 2003 and 2002 and for the Period from Reactivation [December 15, 1998] through July 31, 2003

                                            Three          Three            From the
                                            Months         Months         Beginning of
                                            Ended          Ended          Reactivation
                                                                            through
                                          07/31/2003     07/31/2002        07/31/2003
                                         ------------   ------------   -----------------
                                         [Unaudited]    [Unaudited]       [Unaudited]
REVENUE

    Income                              $           0  $           0 $                 0
                                         ------------   ------------   -----------------
NET REVENUE                                         0              0                   0

Operating Expenses
    General and Administrative        $           638 $          653 $            40,983
    Expenses
                                         ------------   ------------   -----------------
Total Operating Expenses                          638            653              40,983


                                         ------------   ------------   -----------------
Net Income Before Taxes                 $        (638) $        (653)$           (40,983)
                                         ============   ============   =================

Income/Franchise taxes                              0              0                   0

Net loss                                         (638)          (653)            (40,983)

Loss Per Share                          $       (0.01) $       (0.01)$             (0.01)
                                         ============   ============   =================

Weighted Average Shares Outstanding         1,608,422      1,458,422           1,361,265
                                         ============   ============   =================


                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
       For the Three Month Periods Ended July 31, 2003 and 2002 and for the Period from Reactivation [December 15, 1998] through July 31, 2003

                                             Three         Three         From the
                                            Months        Months       Beginning of
                                             Ended         Ended       Reactivation
                                                                         through
                                          07/31/2003    07/31/2002      07/31/2003
                                          -----------   -----------  -----------------
                                           [Unaudited]   [Unaudited]    [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------
  Net Loss                               $       (638) $       (653) $         (40,983)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Issued stock for forgiveness of debt            0             0             26,400
  Increase/(Decrease) in loans from
       shareholder                                638           653             14,583
                                          -----------   -----------  -----------------
      Net Cash Used For Operating                   0             0                  0
Activities
                                          ===========   ===========  =================

Cash Flows Provided by Financing                    0             0                  0
Activities
------------------------------------------

      Net Increase In Cash                          0             0                  0

      Beginning Cash Balance                        0             0                  0

      Ending Cash Balance              $            0$            0$                 0
                                          -----------   -----------  -----------------

Supplemental Disclosure of Non-Cash
  transactions

      Issued stock for Debt            $            0 $           0 $              552
                                          -----------   -----------  -----------------

Item 2.Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations in the period ending July 31, 2003, the Company has had no material business operations for over ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.
----------------------

     The Company has had no operations during the quarterly period ended July 31, 2003, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $638, stemming from general and administrative expenses.

Liquidity.
----------

     At July 31, 2003, the Company had total current assets of $0 and total liabilities of $14,031.

Controls and Procedures.
------------------------

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the President and Treasurer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

                                 CHIROPRACTIC 21 INTERNATIONAL, INC.



Date:9/10/03                By/S/ Kirsten Lovato
                            Kirsten Lovato, President and Director



Date:9/10/03                By/S/ Vickie Jenson
                            Vickie Jenson, Secretary and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Kirsten Lovato, President and Director of Chiropractic 21 International, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Chiropractic 21 International, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:9/10/03                       Signature: By/S/ Kirsten Lovato
                                               ---------------------------
                                               Kirsten Lovato
                                               President and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Vickie Jenson, Secretary, Treasurer and Director of Chiropractic 21 International, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Chiropractic 21 International, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:9/10/03                       Signature: By/S/ Vickie Jenson
                                               ---------------------------
                                               Vickie   Jenson
                                               Sec., Tres., and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Chiropractic 21 International, Inc., (the "Company") on Form 10-QSB for the quarterly period ended July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Kirsten Lovato, President and Director and Vickie Jenson, Secretary/Treasurer and Director of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Kirsten Lovato
--------------------
Kirsten Lovato
President and Director

Dated this 10th day of September, 2003



By/S/ Vickie Jenson
------------------
Vickie Jenson
Secretary/Treasurer and Director

Dates this 10th day of September, 2003