Form 10QSB
period 2003-10-31
CHIROPRACTIC 21 INTERNATIONAL INC
filed 2003-12-15
CIK 1112902

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2003

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

                                 December 15, 2003
                                      537,715


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



                           CHIROPRACTIC 21 INTERNATIONAL, INC.
                                      BALANCE SHEETS
                           October 31, 2003 and April 30, 2003

                                                            10/31/2003        04/30/2003
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $        15,754   $        13,393
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------    --------------
         Total Current Liabilities                                15,754            13,393

         Total Liabilities                                        15,754            13,393
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.004 par value;
         authorized 75,000,000 shares; issued and
         outstanding, 1,608,422 shares                             6,434             6,434
     Paid-in Capital                                             959,282           959,282
     Deficit accumulated prior to the development stage         (938,764)         (938,764)
     Deficit accumulated during the development stage            (42,706)          (40,345)
                                                          --------------    --------------
         Total Stockholders' Deficit                             (15,754)          (13,393)

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============


                         CHIROPRACTIC 21 INTERNATIONAL, INC.
                               STATEMENTS OF OPERATIONS
      For the Three Month and Six Month Periods Ended October 31, 2003, 2002 and
    for the Period from Reactivation [December 15, 1998] through October 31, 2003

                                          Three       Three         Six        Six          From the
                                          Months      Months       Months     Months      Beginning of
                                          Ended       Ended       Ended       Ended       Reactivation
                                                                                            through
                                        10/31/2003  10/31/2002  10/31/2003  10/31/2002     10/31/2003
                                        ----------  ----------  ----------  ----------  ----------------
                                        [Unaudited] [Unaudited] [Unaudited] [Unaudited]   [Unaudited]
REVENUE
       Income/(Loss)                  $          0$          0 $         0 $         0 $               0
                                        ----------  ----------  ----------  ----------  ----------------
NET REVENUE                                      0           0           0           0                 0

Operating Expenses
       General and Administrative     $      1,723 $     1,752 $     2,361 $     2,405 $         (42,706)
       Expenses
                                        ----------  ----------  ----------  ----------  -------------
Total Operating Expenses                     1,723       1,752       2,361       2,405           (42,706)


                                        ----------  ----------  ----------  ----------  ----------------
Net Income Before Taxes               $     (1,723)$    (1,752)$    (2,361)$    (2,405)$         (42,706)
                                         ==========  ==========  ==========  ==========  ================

Income/Franchise taxes                           0           0           0           0                 0

Net loss                                    (1,723)     (1,752)     (2,361)     (2,405)          (42,706)

Loss Per Share                        $      (0.01)$     (0.01)$     (0.01)$     (0.01)$           (0.01)
                                        ==========  ==========  ==========  ==========  ================

Weighted Average Shares Outstanding      1,608,422   1,608,422   1,608,422   1,533,422         1,374,053
                                        ==========  ==========  ==========  ==========  ================



                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
   For the Three Month and Six Month Periods Ended October 31, 2003, 2002 and for the Period from Reactivation [December 15, 1998] through October 31, 2003

                                       Three        Three       Six          Six        From the
                                       Months       Months      Months      Months     Beginning of
                                       Ended        Ended       Ended       Ended    Reactivation
                                                                                        through
                                     10/31/2003   10/31/2002  10/31/2003  10/31/2002   10/31/2003
                                     ----------   ----------  ----------  ---------  ---------------
                                      [Unaudited] [Unaudited] [Unaudited] [Unaudited]  [Unaudited]

Cash Flows Used For Operating Activities
-----------------------------------------------
  Net Loss                           $   (1,723)  $   (1,752) $   (2,361) $  (2,405)$        (42,706)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Issued stock for services                 0          600           0        600           26,400
    Increase/(Decrease) in loans from
    shareholder                           1,723        1,152       2,361      1,805           16,306
                                     ----------   ----------  ----------  ---------  ---------------
      Net Cash Used For Operating             0            0           0          0                0
Activities
                                     ==========   ==========  ==========  =========  ===============

Cash Flows Provided by Financing              0            0           0          0                0
Activities
-------------------------------------

      Net Increase In Cash                    0            0           0          0                0

      Beginning Cash Balance                  0            0           0          0                0

      Ending Cash Balance          $          0$           0$          0$         0$               0
                                     ----------   ----------  ----------  ---------  ---------------

NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The April 30, 2003 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations in the period ending October 31, 2003, the Company has had no material business operations for over ten years. It intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     On or about December 1, 2003, subsequent to the period covered by this Report, Company execution of a Letter of Intent to acquire visionGATEWAY, Inc. ("vision")in a share for share exchange, following the conclusion of which vision would become a wholly-owned subsidiary of the Company. Terms of the Letter of Intent obligate the Company to (i) issue 34,000,000 post-split shares or approximately 95.08% of its common stock in exchange for all of the issued and outstanding common stock of vision; (ii) cause to be canceled 780,000 pre-split shares of common stock held by certain principal stockholders; (iii) issue 300,000 shares of its common stock to it's legal counsel and other employees and consultants for certain non-capital raising services not related to the acquisition; and (iv) complete a reverse split of the existing shares of the Company on the basis of three to one prior to closing.

     visionGATEWAY develops and distributes the Internet Resource Management ("IRM") software INTERScepter.

     Closing of the definitive agreement is subject to certain requirements including completion of final documentation, due diligence and other customary pre-closing conditions. There is no assurance that this transaction will be completed.

Results of Operations.
----------------------

     The Company has had no operations during the quarterly period ended October 31, 2003, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,723, stemming from general and administrative expenses.

Liquidity.
----------

     At October 31, 2003, the Company had total current assets of $0 and total liabilities of $15,754.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

     On December 5, 2003, subsequent to the period covered by this Report, the Board of Directors and majority stockholders, representing approximately 51% of the outstanding securities of the Company, acting pursuant to Section 78.315 and
78.320 of the Nevada Revised Statutes and the Articles of Incorporation of the Company, as amended, did unanimously consent to and effect a reverse split of the Company's outstanding common stock on the basis of one for three, while retaining the authorized shares shares at 75,000,000 and retaining the par value at $0,004 per share, with appropriate adjustments being made in the aditional paid in capital and stated capital accounts of the Company, with all fractional shares being rounded up to the nearest whole share.

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

     On November 25, 2003, subsequent to the period covered by this report, a meeting of the Company's shareholders was held pursuant to the Company's Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on or about December 1, 2003. The majority stockholders of the Company, representing approximately 51% of the outstanding securities of the Company, did unanimously consent to authorize the Board of Directors to effect a forward or reverse split of the Company's outstanding common stock, with appropriate adjustments to the Company's capital accouts, provided that the re-capitalization does not require any change in the Articles of Incorporatin of the Company. Additionally, the stockholders authorized the Board of Directors to change the name of the Company to a name that reflects the industry or business in which the Company's business operations are conducted or to a name that will promote or conform to any principal product, technology or other asset of the Company. For additional information, please see the Company's Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on or about December 1, 2003.

Item 5.Other Information.

     On or about December 1, 2003, subsequent to the period covered by this Report, Company execution of a Letter of Intent to acquire visionGATEWAY, Inc. ("vision")in a share for share exchange, following the conclusion of which vision would become a wholly-owned subsidiary of Chiropractic. Terms of the Letter of Intent obligate the Company to (i) issue 34,000,000 post-split shares or approximately 95.08% of its common stock in exchange for all of the issued and outstanding common stock of vision; (ii) cause to be canceled 780,000 pre-split shares of common stock of the Company held by certain principal stockholders; (iii) issue 300,000 shares of its common stock to the Company's legal counsel and other employees and consultants for certain non-capital raising services not related to the merger; and (iv) complete a reverse split of the existing shares of the Company on the basis of three to one prior to closing.

     visionGATEWAY develops and distributes the Internet Resource Management ("IRM") software INTERScepter.

     Closing of the definitive agreement is subject to certain requirements including completion of final documentation, due diligence and other customary pre-closing conditions. There is no assurance that this transaction will be completed.

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

     On or about December 1, 2003 the Company filed a 8-K Current Report with the Securities and Exchange Commission. The Report announced the Company's execution of a Letter of Intent to acquire visionGATEWAY, Inc. ("vision")in a share for share exchange.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHIROPRACTIC 21 INTERNATIONAL, INC.



Date:12/15/2003             By/S/ Kirsten Lovato
                            Kirsten Lovato, President and Director



Date:12/15/2003             By/S/ Vickie Jenson
                            Vickie Jenson, Secretary and Director

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



Dated:12/15/03                       Signature: By/S/ Kirsten Lovato
                                               ---------------------------
                                               Kirsten Lovato
                                               President and Director

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



Dated:12/15/03                       Signature: By/S/ Vickie Jenson
                                               ---------------------------
                                               Vickie   Jenson
                                               Sec., Tres., and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Chiropractic 21 International, Inc., (the "Company") on Form 10-QSB for the quarterly period ended October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Kirsten Lovato, President and Director and Vickie Jenson, Secretary/Treasurer and Director of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Kirsten Lovato
--------------------
Kirsten Lovato
President and Director

Dated this 15th day of December, 2003



By/S/ Vickie Jenson
------------------
Vickie Jenson
Secretary/Treasurer and Director

Dates this 15th day of December, 2003