Form 10QSB
period 2004-01-31
CHIROPRACTIC 21 INTERNATIONAL INC
filed 2004-03-16
CIK 1112902

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2004

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

                                 January 31, 2004
                                      537,715


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



                           CHIROPRACTIC 21 INTERNATIONAL, INC.
                                      BALANCE SHEETS
                           January 31, 2004 and April 30, 2003

                                                            1/31/2004        04/30/2003
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $        17,971   $        13,393
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------    --------------
         Total Current Liabilities                                17,971            13,393

         Total Liabilities                                        17,971            13,393
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.004 par value;
         authorized 75,000,000 shares; issued and
         outstanding, 537,719 shares                               2,150             2,145
     Paid-in Capital                                             967,166           963,571
     Deficit accumulated prior to the development stage         (938,764)         (938,764)
     Deficit accumulated during the development stage            (48,523)          (40,345)
                                                          --------------    --------------
         Total Stockholders' Deficit                             (17,971)          (13,393)

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============
NOTE TO FINANCIAL STATEMENTS:

     Interim  financial  statements  reflect all  adjustments  which are, in the opinion of  management,  necessary  to a fair  statement  fo the results for the periods.  The April 31,  2003,  balance  sheet has been derived from the audited financial  statements.  These  interim  financial  statements  conform  with the requirements  for interim  financial  statements and consequently do not include
all  the  disclosures   normally  required  by  generally  accepted   accounting
principles.


                         CHIROPRACTIC 21 INTERNATIONAL, INC.
                               STATEMENTS OF OPERATIONS
      For the Three Month and Nine Month Periods Ended January 31, 2004, 2003 and
    for the Period from Reactivation [December 15, 1998] through January 31, 2004

                                          Three       Three        Nine       Nine          From the
                                          Months      Months       Months     Months      Beginning of
                                          Ended       Ended        Ended      Ended       Reactivation
                                                                                            through
                                         1/31/2004   1/31/2003   1/31/2004   1/31/2003     1/31/2004
                                        ----------  ----------  ----------  ----------  ----------------
                                        [Unaudited] [Unaudited] [Unaudited] [Unaudited]   [Unaudited]
REVENUE
       Income/(Loss)                  $          0 $         0 $         0  $        0  $              0
                                        ----------  ----------  ----------  ----------  ----------------
NET REVENUE                                      0           0           0           0                 0

Operating Expenses
       General and Administrative     $      5,817 $       479 $     8,178 $     2,884 $         (48,523)
       Expenses
                                        ----------  ----------  ----------  ----------  -------------
Total Operating Expenses                     5,817         479       8,178       2,884           (48,523)


                                        ----------  ----------  ----------  ----------  ----------------
Net Income Before Taxes               $     (5,817)$      (479)$    (8,178)$    (2,884)$         (48,523)
                                         ==========  ==========  ==========  ==========  ================

Income/Franchise taxes                           0           0           0           0                 0

Net loss                                    (5,817)       (479)     (8,178)     (2,884)          (48,523)

Loss Per Share                        $      (0.01)$     (0.01)$     (0.01)$     (0.01)$           (0.10)
                                        ==========  ==========  ==========  ==========  ================

Weighted Average Shares Outstanding        575,545     537,719     550,328     518,474           463,955
                                        ==========  ==========  ==========  ==========  ================



                       CHIROPRACTIC 21 INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
   For the Three Month and Nine Month Periods Ended January 31, 2004, 2003 and for the Period from Reactivation [December 15, 1998] through January 31, 2004

                                       Three        Three       Nine         Nine        From the
                                       Months       Months      Months      Months     Beginning of
                                       Ended        Ended       Ended       Ended    Reactivation
                                                                                        through
                                      1/31/2004   1/31/2003   1/31/2004   1/31/2003    1/31/2004
                                     ----------   ----------  ----------  ---------  ---------------
                                      [Unaudited] [Unaudited] [Unaudited] [Unaudited]  [Unaudited]

Cash Flows Used For Operating Activities
-----------------------------------------------
  Net Loss                           $   (5,817)  $     (479) $   (8,178) $  (2,884)$        (48,523)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Issued stock for services             3,600            0       3,600        600           30,000
    Increase/(Decrease) in loans from
    shareholder                           2,217          479       4,578      2,284           18,523
                                     ----------   ----------  ----------  ---------  ---------------
      Net Cash Used For Operating             0            0           0          0                0
Activities
                                     ==========   ==========  ==========  =========  ===============

Cash Flows Provided by Financing              0            0           0          0                0
Activities
-------------------------------------

      Net Increase In Cash                    0            0           0          0                0

      Beginning Cash Balance                  0            0           0          0                0

      Ending Cash Balance          $          0$           0$          0$         0$               0
                                     ----------   ----------  ----------  ---------  ---------------

Item 2.Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

Plan of Operation.
------------------

     Except as indicated below under this caption, the Company has not engaged in any material operations in the period ending January 31, 2004 and the Company has had no material business operations for over ten years.

     On or about December 1, 2003, the Company execution of a Letter of Intent to acquire visionGATEWAY, Inc. ("vision")in a share for share exchange, following the conclusion of which vision would become a wholly-owned subsidiary of the Company. Terms of the Letter of Intent obligate the Company to (i) issue 34,000,000 post-split shares or approximately 95.08% of its common stock in exchange for all of the issued and outstanding common stock of vision; (ii) cause to be canceled 780,000 pre- split shares of common stock held by certain principal stockholders; (iii) issue 300,000 shares of its common stock to it's legal counsel and other employees and consultants for certain non-capital raising services not related to the acquisition; and (iv) complete a reverse split of the existing shares of the Company on the basis of three to one prior to closing.

     On or  about  March 4,  2004,  subsequent  to the  period  covered  by this
Quarterly Report, the Company announced the completion of its planned acquisition of vision. In connectin with the acquisition, the Company will issue up to 36,040,500 shares of its common stock to the shareholders of vision for all of the outstanding securities of vision; presently, the principal stockholder of vision, owning 63.8% of the outstanding securities of vision, has executed and delivered the Agreement and Plan of Reorganization (the "Agreement"), which is an amount satisfactory to close the acquisition under the Agreement. Outstanding options, warrants, preferred stockand other securities of vision were also exchanged for like securities of the Company.

     In addition, Martin G. Wotton, Michael F. Emerson and Trevor Tappenden, directors and executive officers of vision prior to the completion of the acquisition, were designated as directors and executive officers of the Company upon closing. Further, other appointments to the Board of Directors are being considered that will include independent directors that are U.S. Residents.

     vision is an Enterprise Software Solutions company with global distribution capabilities. It is accelerating its growth in key markets in the United States, Asia, Europe and Australia.

     vision develops and  distributes the Internet  Resource  management
(IRM) software INTERScepter. It is a powerful business solution that helps improve the bottom line by assisting organization in understanding, managing and exploiting Internet usage and valuable resources including bandwidth, systems and employee productivity. INTERScepter empowers managers to effectively control, schedule and utilize costly Internet resources, while placing responsibility on users to self manage and mofify their Internet usage behavior.

Results of Operations.
----------------------

     The Company has had no operations during the quarterly period ended January 31, 2004, or since on or before approximately 1989. During the quarterly period covered by this Quarterly Report, the Company received no revenue and incurred expenses of $5,817, stemming from general and administrative expenses.

Liquidity.
----------

     At January 31, 2004, the Company had total current assets of $0 and total liabilities of $17,971.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

     On December 5, 2003, the Board of Directors and majority stockholders, representing approximately 51% of the outstanding securities of the Company, acting pursuant to Section 78.315 and 78.320 of the Nevada Revised Statutes and the Articles of Incorporation of the Company, as amended, did unanimously consent to and effect a reverse split of the Company's outstanding common stock on the basis of one for three, while retaining the authorized shares shares at 75,000,000 and retaining the par value at $0,004 per share, with appropriate adjustments being made in the aditional paid in capital and stated capital accounts of the Company, with all fractional shares being rounded up to the nearest whole share.

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

     On November 25, 2003, a meeting of the Company's shareholders was held pursuant to the Company's Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on or about December 1, 2003. The majority stockholders of the Company, representing approximately 51% of the outstanding securities of the Company, did unanimously consent to authorize the Board of Directors to effect a forward or reverse split of the Company's outstanding common stock, with appropriate adjustments to the Company's capital accouts, provided that the re-capitalization does not require any change in the Articles of Incorporatin of the Company. Additionally, the stockholders authorized the Board of Directors to change the name of the Company to a name that reflects the industry or business in which the Company's business operations are conducted or to a name that will promote or conform to any principal product, technology or other asset of the Company. For additional information, please see the Company's Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on or about December 1, 2003.

Item 5.Other Information.

     On or about December 1, 2003, the Company execution of a Letter of Intent to acquire visionGATEWAY, Inc. ("vision")in a share for share exchange, following the conclusion of which vision would become a wholly-owned subsidiary of Chiropractic. Terms of the Letter of Intent obligate the Company to (i) issue 34,000,000 post-split shares or approximately 95.08% of its common stock in exchange for all of the issued and outstanding common stock of vision; (ii) cause to be canceled 780,000 pre- split shares of common stock of the Company held by certain principal stockholders; (iii) issue 300,000 shares of its common stock to the Company's legal counsel and other employees and consultants for certain non-capital raising services not related to the merger; and (iv) complete a reverse split of the existing shares of the Company on the basis of three to one prior to closing.

     On or about March 4, 2004, subsequent to the period covered by this Report, the Company announced the completion of its planned acquisition of vision. In connection with the acquisition, the Company will issue up to 36,040,500 shares of its common stock to the shareholders of vision for all of the outstanding securities of vision; presently, the principal stockholder of vision, owning 63.8% of the outstanding securities of vision, has executed and delivered the Agreement and Plan of Reorganization (the "Agreement"), which is an amount satisfactory to close the acquisition under the Agreement. Outstanding options, warrants, preferred stockand other securities of vision were also exchanged for like securities of the Company.

     In addition, Martin G. Wotton, Michael F. Emerson and Trevor Tappenden, directors and executive officers of vision prior to the completin of the acquisition, were designated as directors and executive officers of the Company upon closing. Further, other appointments to the Board of Directors are being considered that will include independent directors that are U.S. Residents.

     vision is an Enterprise Software Solutions company with global distribution capabilities. It is accelerating its growth in key markets in the United States, Asia, Europe and Australia.

     vision develops and distributes the Internet Resource management (IRM) software INTERScepter. It is a powerful business solution that helps improve the bottom line by assisting organization in understanding, managing and exploiting Internet usage and valuable resources including bandwidth, systems and employee productivity. INTERScepter empowers managers to effectively control, schedule and utilize costly Internet resources, while placing responsibility on users to self manage and mofify their Internet usage behavior.

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

     On or about December 1, 2003 the Company filed a 8-K Current Report with the Securities and Exchange Commission. The Report announced the Company's execution of a Letter of Intent to acquire visionGATEWAY, Inc. ("vision")in a share for share exchange.

     On or about March 4, 2004,  the Company filed a 8-K Current Report with the
Securities  and  Exchange   Commission.   The  Report  announced  the  Company's
completion of its planned acquisition of visionGATEWAY, Inc. ("vision").

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHIROPRACTIC 21 INTERNATIONAL, INC.



Date:  3-15-04              By/S/ Martin G. Wotton
                            ----------------------
                            Martin G. Wotton
                            President and Director



Date:  3-15-04              By/S/ Michael F. Emerson
                            ------------------------
                            Michael F. Emerson
                            Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Martin  G.  Wotton,   President   and  Director  of   Chiropractic   21
International, Inc., certify that:

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



Dated:  3-15-04
                                               By/S/ Martin G. Wotton
                                               ----------------------
                                               Martin G. Wotton
                                               President and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Michael F. Emerson, Secretary, Treasurer and Director of Chiropractic 21 International, Inc., certify that:

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



Dated:  3-15-04
                                               Michael F. Emerson
                                               ------------------
                                               Michael F. Emerson
                                               Sec., Tres., and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Chiropractic 21 International, Inc., (the "Company") on Form 10-QSB for the quarterly period ended January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Martin G. Wotton, President and Director and Michael F. Emerson, Secretary/Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Martin G. Wotton
--------------------
Martin G. Wotton
President and Director

Dated this 15th day of March, 2004



By/S/ Michael F. Emerson
------------------
Michael F. Emerson
Secretary/Treasurer and Director

Dates this 15th day of March, 2004