Form 10KSB
period 2004-04-20
VISIONGATEWAY INC
filed 2004-08-19
CIK 1112902

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-KSB

[x]    Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the Fiscal Year Ended April 20, 2004; OR

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 934 for the Transition Period From                      to

Commission file no. 0-30499

visionGATEWAY, Inc.

(Exact name of the Company as specified in its charter)

Nevada	90-0015691
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer or Identification No.)

12707 High Bluff Drive, Suite 200, San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

The Company’s telephone number, including area code: (858) 794-1416

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]. No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [  ]. No [x]

The Company’s revenues for its most recent fiscal year: $0

The aggregate market value of the common stock of the Company held by non-affiliates of the Company on April 30, 2004 was $35,334.651.

The number of shares outstanding of the Company’s common stock, as of April 30, 2004, was 38,568,217.

Transitional Small Business Disclosure Format. Yes [  ]. No [x].

EXPLANATORY NOTE

This Form 10-KSB is incomplete and does not include the Audited Financial Statements of the Registrant. The Registrant will undertake to file an amendment to this Form 10-KSB that includes the Audited Financial Statements as soon as practicable. The delay has occurred due to the reconciliation of the differences in accounting procedures between the U.S. and Australia in preparing consolidated financial statements for the Registrant and its foreign subsidiaries.

Forward-Looking Statements

Statements made in this Form 10-KSB, particularly in this section, which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) the Company’s ability to raise capital and (ii) statements preceded by, followed by or that include the words “may,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets,” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, either nationally, internationally or in the communities in which the Company conducts its business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, the Company’s ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, governmental, regulatory and technical factors affecting the Company’s operations, products, services and prices.

Accordingly, results actually received may differ materially from results expected in these statements. Forward-looking statements speak only as of the date they were made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date such statements were made.

Part I

Item 1    Description of Business

Background

visionGATEWAY, Inc. (the “Company”) is a corporation organized in 1970 under the laws of Nevada, and until recently was known as Chiropractic 21 International, Inc. (“Chiropractic”). Chiropractic was an inactive public corporation for a number of years until March 4, 2004 when it acquired visionGATEWAY, Inc., (“Vision Nv”) a corporation organized on September 13, 1999, also under the laws of Nevada. Upon its acquisition of Vision Nv, all of the operations and business of the Company consisted of Vision Nv’s business which the Company now operates through Vision Nv.

Vision Nv is the primary holding company for the software business now being conducted and described below. Vision Nv has two wholly owned subsidiaries, visionGATEWAY Pty Ltd an Australian corporation organized to distribute and market the products of Vision Nv and Software Innovisions Pty Ltd, also an Australian corporation, which was engaged in the development of business software and the developer of the INTERScepter™ Internet Resource Management (“IRM”) software described below. These subsidiaries were acquired during the first half of 2002.

The information given below is presented as the business and operations of the Company as consolidated with Vision Nv.

Description of Business

The Company is an Enterprise Software Solutions company in the commercialization stage. The Company, through its subsidiary corporations, is now engaged in the development, distribution and marketing of business software solutions with global distribution possibilities. Although total sales during its last two fiscal years were only approximately $43,000, the Company considers itself in the commercialization stage of its development rather than as a development stage enterprise, because its product, the INTERScepter™ software business program, its only product at this time, is ready for sale and distribution. The Company is presently primarily engaged in sales activities to develop markets for its product.

Vision Nv (through its Australian subsidiaries) has been operating for a total of three years, commencing in 2000. The Company’s only product (“INTERScepter™”) is an Internet Resource Management software tool. This product is an enterprise business solution that helps to improve Company earnings by assisting organizations in understanding, managing and exploiting Internet usage and valuable resources, including bandwidth, systems and employee productivity. INTERScepter™ software empowers managers to effectively control, schedule and utilize costly Internet resources, while placing responsibility on users to self manage and modify their Internet usage behavior.

The Internet is an ever growing global communications and commerce medium. Traditional organizations (both government and corporate) continue to demonstrate a significant growth in their need for integration of Internet based technologies into their core business and marketing needs. As a result, chief operating and financial officers and managers of business units are faced with two very compelling issues:

1.	Managing large amounts of information from the Internet while meeting their corporate and government obligations.

2.	Measuring and managing the growing non-productive use of the Internet by staff at work, who use the Internet while at work for non-productive, personal purposes.

The Company recognized a market opportunity for the development of software solutions to identify and redirect non-productive use of staff employees at work to profitable uses of their time and Internet availability. Based on the Company’s preliminary investigations of market demand for this type of product, it believed that going ahead with the INTERScepter™ project was more than justified.

The benefit of the Company’s product to its customers is based upon improving productivity and reducing costs through the use of its software tools.

The three primary industry segments for INTERScepter™ at present are:

1.	Education. INTERScepter™ was originally developed for the education environment to meter and cost control Internet usage by students and staff. It contains tailored functionality around the volume of Internet use, the type of Internet usage and functionality for improved learning in lecture and classroom activities. INTERScepter™ can reduce Internet cost and bandwidth usage; it can allocate costs to cost centers and allow students to be charged correctly according to their own personal use beyond base level quotas. Through its access policy facilities, it allows teachers to “regain control of the classroom” without having to revert to the IT department. In Australia, it has been accepted by two State Education Departments.

2.	Government. INTERScepter™ allows government agencies to record Internet traffic, the type of usage made and allows costs to be allocated against the proper budget. In the Company’s opinion, significant benefits can be achieved through implementing Internet policy by use of the INTERScepter™ software. It provides the means to self manage the use of the Internet as well as reducing direct Internet and bandwidth costs.

3.	Private Enterprise. Businesses have a need to maximize productivity to achieve better performance to stakeholders through a combination in top line performance or bottom line cost reduction. The product allows for both outcomes and can be focused on a particular business objective or a series of them as required. It benefits the business with a growth agenda or one that is looking to streamline costs.

At this time the INTERScepter™ business software program is the Company’s only product; however, the Company is involved in ongoing development of other software solutions for business and other purposes.

The Company has an international presence. Its core software research and development team is based in Brisbane, Australia. The Australia/Asia office for marketing and distribution is close to Sydney, Australia. The Company’s principal office will be located in San Diego, California. The main U.S. Sales and Distribution office has been established in Los Angeles, at Marina del Rey. Sales activities have commenced in Asia through the Company’s Malaysian and Singapore channel partners. New sales opportunities are also being evaluated in other locations in Asia, as well as the United Kingdom. New distribution channels are being negotiated in Australia through various strategic partners.

Principal emphasis for sales is currently directed at the U.S., while new partnerships are being formed in Australia to focus on corporate sales there.

Sales and Marketing

INTERScepter™ is marketed and sold as a business tool, not as a technical product, although it is, in the Company’s opinion, technically robust and innovative. The sales proposition is primarily commercial and is targeted at senior management, not solely the IT department. The Company’s business model is to use outsourced sales channels and to offer meaningful margins to its channel partners, which will encourage early and considerable commitment. The value chain in the product also provides substantial service revenue opportunities to channel partners. The Company offers significant product breadth to meet the holistic requirements in Internet Resource Management.

The Company’s strategic decisions, dependent on available capital, are based on rapidly building on an international scale. Three key sales channels will be utilized: sales acceleration firms, large technology resellers and niche technology firms. Additionally, the Company has set a price point and payment model that we believe will encourage product trial and adoption. This product distribution business model also facilitates further growth through the introduction of complementary products in the future.

The majority of the Company’s revenues will come from product licenses. As described above, the Company’s only product is the INTERScepter™ software tool. It is sold through a network of distribution channels consisting of technology resellers and other distribution outlets, which the Company refers to as its “channel partners.” It provides measurable added value to resellers with only marginal overheads.

In the U.S., the Company has worked with a number of partners to assist in the development of opportunities in all segments. They have also assisted the Company to build a reseller network and twelve key resellers are now in place. In addition the Company has finalized Letters of Intent for two major distribution arrangements and is currently negotiating with another six potential channel partners.

As a result of these channel partner activities, the Company has end user opportunities that are being pursued across the U.S. with a number of Universities, Educational institutions, Government Departments, and Corporate enterprises.

Pricing for the INTERScepter™ is currently based around a three year contract License Pack followed by an ongoing Update Pack. In the three year license contract, pricing is based on the number of workstations accessing the Internet rather than the number of users in an organization.

Channel Partners are contracted to the Company through a Channel Partner Agreement which sets out the terms and conditions of the arrangement, including responsibilities of the parties, product pricing, volume discounts, and channel partner commissions which vary according the value of product sold in a calendar year.

INTERScepter – The Internet Resource Management (IRM) Solution

The Internet impacts every aspect of today’s busy organization so it is no surprise that an organization can benefit from deploying INTERScepter™ to manage Internet resources.

Internet Resource Management “(IRM)” is the Company’s approach to helping organizations maximize their return on investment in Internet services. Unlike simple content filtering solutions, IRM calls for a more holistic approach to understanding and managing the constellation of Internet resources in any organization.

Most organizations lack a comprehensive understanding of what Internet resources are being used and how, making it all but impossible to ensure they are being used productively, or to predict or plan for their growth. With IRM, an organization can monitor and report usage, set and enforce policies, and improve productivity.

Competition

The Company does not believe that it has any direct competition with respect to its INTERScepter™ software program and it is not aware of any competitor offering the same complete solution with the full elements of the software for sale.

There is, however, substantial indirect competition from products which address issues of immediate concern to clients such as Internet security and violation of web resources. These products address “bad behavior” on network usage. Policing activities tend, however, to intimidate users and bad behavior goes underground and re-offending will generally occur. INTERScepter™ assists staff to police their own behavior and guides them to do what is more efficient for the Company.

Competition is also realized from filtering software. Filters eliminate offending materials from the web but the INTERScepter™ approach is one of self management rather than forced elimination.

Other products which provide reporting and presentation of gathered statistics, analytics and performance measurement also offer competition for the Company’s product.

There are other competitors in the market as well, however, they mainly supply the home market for parental control of the Internet. Some other products are hardware based and cover the aspect of INTERScepter™ that controls bandwidth usage. In the Company’s opinion, no other product has the same total coverage as INTERScepter™.

It must, nevertheless, be considered that competition in the business software industry is intense, with many companies making entries into the market every day. Most of the competitors in the industry are very large businesses with far greater resources than the Company in terms of capital, size and number of employees. The Company’s growth will depend on many variables not in its control, including the ability to obtain additional funding for its operations and development plus many other unforeseen economic and competitive conditions.

Sources and availability of raw materials and the names of principal suppliers

The Company is a producer of software and is not dependent on any one supplier for raw materials for its software products. The underlying technologies are built on publicly available components that are used in conjunction with other software products.

Dependence on one or a few customers

The Company has outsourced its sales channels and has established or is in process of making alliances with distribution channels in numerous locations and, consequently, most of its sales are generated from these various sources. At this time there is no single reseller or group of resellers upon which the Company is dependent. In May 2004, the Company completed its agreement with Avnet Hall-Mark to distribute INTERScepter through that company’s reseller channels. It is estimated that 50% of the Company’s U.S. Sales could come through that source over the next twelve months.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

The Company has registered product trade marks, trade names and logos in Australia and is now in the process of registering these items in the U.S. The Company is dependent on its trademark for INTERScepter™ to distinguish its software from other products in the market and to create a market identity for its product. Patents are under consideration for version 2 of INTERScepter™.

At the present time there are no patents in effect upon which the Company is dependent. There are also no concession agreements, franchises, licenses, royalty agreements or labor agreements in effect at this time.

Government approval

The Company is not subject to direct governmental regulation in the conduct of its business.

Effect of existing or probable governmental regulations on the business

At the present time, based on the Company’s business as now conducted, direct governmental regulation of its business is not anticipated.

The Company is, however, subject to the Sarbanes-Oxley Act in the conduct of its business as follows:

Sarbanes-Oxley Act

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Company.

The Sarbanes-Oxley Act has required the Company to review its current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. The Company will continue to monitor its compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and it will take whatever actions are necessary to ensure that it is in compliance.

This Act may also result in higher operating costs to comply as well as higher professional fees.

The estimated amount of capital spent during each of the last two fiscal years on research and development activities, and the extent to which the cost of such activities are borne directly by its customers

The estimated amount spent on research and development in the last two fiscal years is approximately $450,000. All of these expenses have been borne by the Company.

Costs and effects of compliance with environmental laws (federal state and local)

The Company has not had any significant cost or effect with respect to compliance with environmental laws, either in the U.S. or in Australia.

Number of employees and number of full time employees

As of April 30, 2004, the total number of employees of the Company is ten (10) full-time employees of which nine (9) were engaged in production and sales activities and one (1) was engaged in administrative operations. The Company also uses the services of numerous part-time employees or contract service employees in the areas of product development, accounting and sales functions. Over the course of 2004 the Company anticipates that it will be increasing its full-time work force to 47 as needed to support its proposed growth, dependent on future sales prospects and the availability of capital.

Reports to Security Holders

The Company will voluntarily deliver to all Security holders an annual report which will contain audited financial statements.

The Company regularly files reports with the Securities and Exchange Commission (the “Commission”). These reports include annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K.

The public may read and copy any materials the Company files with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information about the Public Reference Room of the Commission by calling the Commission at 1 800 SEC 0330. The Commission also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically that may be accessed at the Commission’s web site address: http://www.sec.gov.

Item 2    Description of Property

All office space in the Company’s four offices in the U.S. and Australia is leased. Each area has the ability for expansion of space required as the Company grows.

Vision Nv’s Australian offices are:	The U.S. offices are as follows:

Brisbane Office:	San Diego Office:
Level 1	12707 High Bluff Drive
132 Racecourse Road	Suite 200
Ascot, Queensland 4007	San Diego, California 92130

Sydney Office:	Los Angeles Office:
Suites 102 and 103	4134 Del Rey Avenue
133 Alexander Street	Suite 12
Crows Nest	Marina del Rey, California 90292
New South Wales 2065

Item 3    Legal Proceedings

There are no material legal proceedings pending against the Company and to the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceedings against the Company or Vision Nv or any of their affiliates.

No director, executive officer or affiliates of the Company or any owner of five percent (5%) or more of the Company’s common stock is an adverse party to any action against the Company or its affiliates or otherwise has a material interest adverse to the Company or any of its affiliates.

Item 4    Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of security holders during the quarter ended April 30, 2004.

Part II

Item 5     Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “VGWA.” Trading has only very recently commenced and there is no meaningful history of transactions to date.

Price Range of Common Stock

	High*		Low*
Fiscal 2003
First Quarter	$0.45		$0.30
Second Quarter	1.89		0.30
Third Quarter	0.33		0.30
Fourth Quarter	0.33		0.33

Fiscal 2004
First Quarter	$0.33		$0.33
Second Quarter	0.33		0.33
Third Quarter	0.33		0.33
Fourth Quarter	3.00	#	0.33

(*)	Stock price adjusted for a 1:3 split on December 3, 2003.
(#)	Upon closing of the Company’s acquisition of Vision Nv, the Company’s stock rose from $0.33 to $2.25.

The number of record holders of the Company’s common stock as of April 30, 2004 is approximately 2,074 shareholders, which gives effect to the new holders acquired in the exchange of stock with Vision Nv.

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty at this time. There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its common stock.

On March 4, 2004, pursuant to the provisions of the Reorganization Agreement entered into between the Company and Vision Nv, the Company issued a total of 36,040,500 shares of its common stock to all of the shareholders of Vision Nv in exchange for all of the outstanding common stock in Vision Nv, in a transaction deemed exempt from registration by virtue of Regulation S of the Rules and Regulations promulgated under the Securities Act of 1933, as amended, (the “Act”).

The shares were issued as restricted stock, subject to restrictions on further sale and each share bore a legend to the effect that the shares could not be further transferred without (i) being registered under the Act and subject to an effective registration statement; or (ii) a valid opinion of counsel declaring that the proposed sale is further exempt from the registration provisions of the Act.

Substantially all of the recipients of the shares were residents of Australia or New Zealand.

The Company has no profit sharing, bonus or stock option or bonus plans in effect.

Item 6    Management’s Discussion and Analysis or Plan of Operation

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” on page 1 of this Form 10-KSB.

Plan of Operation

Funding

The Vision Nv business over the last two years has focused on product development and building its market positioning, presence and distribution channels. In the last ten months, the three key aspects of expenditure have been:

•	Building reseller networks and client opportunities through its US base in conjunction with the relocation of the Company’s CEO Michael Emerson from Sydney to Los Angeles;
•	Restructuring its channels in Australia and Asia in conjunction with the addition of a new executive, Michael Bromley, as Vice President Strategic Business Development & COO for Asia Pacific; and
•	Development of INTERScepter version 2 with significant enhancements in functionality and a new underlying platform in Linux for the iGateway component of the product.

Since mid-2003, Vision Nv has focused on arranging major funding that will enable it to take full advantage of the significant platform that has been built through its product development and distribution channels. We anticipate using this funding to drive sales in global markets with a key focus on the U.S. It also enables the Company to focus on some new product initiatives that are aligned to market needs and sales potential.

In the ten months ended April 2004, Vision Nv has been able to acquire investment funds for working capital of approximately $820,000 from existing investors. This has enabled us to pay key creditors, cover the salaries of the development staff in Brisbane, office expenses in Brisbane, Sydney, San Diego and recently Los Angeles, the employment of new sales and marketing staff, pay the fees for outsourced services, and travel expenses related to the development of sales efforts in U.S., as well as trips to Asia for sales and investment.

The Company continues to obtain bridge financing to meet the key short term requirements of activating the distribution channels and related outsourced sales force in the U.S., ramping up the U.S. operational presence, commencing Asian and UK sales, and providing additional working capital for specific revenue related development projects. The bridging is to a main round of funding that is anticipated to close within the next six to twelve months in two tranches, to provide additional working capital for next stage growth in global markets. Any delay in obtaining the larger amounts of funding outlined above does not effect existing day-to-day operations that are funded by existing investors. Any delay in the receipt of these larger funding tranches would have the effect of delaying the next stage growth strategies that have been planned.

The Company anticipates that sales revenue will commence in third quarter of calendar 2004 in the U.S. and Australian markets, once key strategic distribution arrangements, such as those with Avnet Hall-Mark, become operational.

Research & Development

Due to the delays in early 2003 in investor funding, new product development was put on hold until June 2003. In conjunction with new funding commitments from mid 2003 onwards, the R&D division was revamped and specific R&D plans were incorporated. This was enhanced with the opening of the Company’s new R&D

Center in Brisbane during February 2004. The key component of this has been version 2.0 (“V2”) of INTERScepter™. V2 is currently in beta test and should be formally released by late August 2004 once patent filings have been submitted. V2 will provide enhanced sales potential in the Company’s growing market place.

Version 2.0 provides a number of major improvements over the current version 1.2. Apart from the change to a Linux operating environment for the INTERScepter™ iGateway system component, there are a number of other improvements in functionality as listed below.

•	Port Management
•	Simplified and More Flexible Directory Structure
•	Intranet Based Management
•	Refreshed Intranet Interfaces
•	Client Notifications System
•	Improved Rollback Support

As a result of global exposure to the Vision Nv Business Model through investor forums and reseller networks, there is significant interest from other businesses for the Company to consider adding on synergistic product modules and expand the product offering.

The INTERScepter™ product provides the underlying Internet Resource Management platform on which other modules can be added. These will include modules provided by Vision Nv as well as specialist modules from third parties such as :

•	Whole of network traffic monitoring and analysis tools;
•	Facilities to monitor, control and charge Internet traffic over mobile telephony (including PDA’s with phones);
•	Facilities to monitor, control and charge VOIP traffic (an INTERScepter™ Plus module to be available in 2004);
•	Specialist content review modules as “plug-ins”; and
•	Process improvement tools e.g. video conferencing - a strategic cooperative marketing alliance with a Texas based company is currently being finalized.

Business Strategy

The strategy to be adopted for the development of a strong, sustainable market for these products across key global markets incorporates a number of elements including:

•	The continuing development or acquisition of innovative technology products providing business solutions to the market;

•	The strengthening of a global market presence, a clear corporate and product identity, branding, and wide promotion of the brand(s); and

•	The growth of distribution channels through resellers and OEM’s with strong dedicated sales teams to directly market the products to their own existing and potential clients.

These proposals and initiatives are integral components of a co-coordinated marketing strategy designed to exploit the identified key market segments and distribution channels to maximize the potential for the successful and profitable distribution of the products globally.

Distribution and Marketing

Current Sites – INTERScepter™ is has been installed in 28 sites covering over 5,000 workstations and 45,000 users in three countries – Australia, U.S. and Malaysia.

Significant New Sales Initiatives are underway in U.S. and Australia.

With new investor funding flowing and the listing event completed, the Company’s focus is to drive sales. In the U.S., the new team members (and outsourced sales force) are active with sales opportunities across the U.S. with Michael Emerson driving the team from the Company’s base in Los Angeles. The Company has also commenced a recruitment campaign for new Business Development and Pre-Sales Technical staff across the U.S. to support the strategic partnerships that have been and are being completed.

The Company is also launching a series of Webinars across the U.S. over the next six months in conjunction with Avnet Hall-Mark. The first will be in September, to which hundreds of local educational institutions from various regions will be invited. The September event will be a visionGATEWAY sponsored Webinar focusing on “The Escalating Problems of Internet Usage in Education” as a means of educating the market on the issues associated with Internet Resource Management. Feedback so far has been very positive. The Webinar approach will also be used to introduce major new distribution deals that are currently being finalized, and to bring new channel partners into the program. This approach will enable access to a greater audience than would be possible with seminars in any specific location. The Company will also be enhancing its visibility in the market place by participating in selected major conferences for decision makers from all major market sectors.

The Company now has twelve channel partners in the U.S. and are in negotiations with six other major companies. They are providing a good spread over Education, Government and Corporate markets. Some of these new signings include specialist consulting and technology security firms.

Michael Bromley is driving the Australasia region from Sydney where new Australian opportunities are also opening up.

Initiatives with new channels have resulted in a number of government departments and corporates agreeing to establish trials of INTERScepter™. A lot of the new interest also relates to the additional functionality that is available under V2.

A Melbourne based organization commenced as a channel partner recently. As part of their review of the potential of INTERScepter™ they conducted a preliminary survey of existing customers that has yielded great interest.

While the distribution agreement has been finalized with Avnet Hall-Mark for North America, negotiations are nearing completion with their Australian operation for a similar and linked agreement. The key component of the arrangement is to take INTERScepter™ on board in an “appliance” model variation where INTERScepter™ will be linked to IBM brand servers and taken to Avnet’s resellers’ major clients.

Private Schools in Queensland – The Company has had a recent surge in interest in INTERScepter™ from a number of private schools in the Brisbane area as a result of the performance at the Company’s existing client, St. Peter’s Lutheran College Indooropilly. The Company was referred by a technical service provider, Etherworks, who has now become a channel partner to service these clients and to sell to the many others in this segment.

In the Asian markets, while initial interest was high in Malaysia and Singapore late in 2003, it has since became subdued. The Company believes it will require a more active and regular intervention with the channels to produce the results it desires in these countries. This can only be achieved with full-time resources devoted to that region. These resources are not currently available as the Company focuses on strengthening its market position in both the U.S. and Australia. As increased funding becomes available, the hiring of new Business Development and Pre-Sales Technical staff would enable these objectives to be achieved.

Item 7    Financial Statements

Item 8    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its auditors.

Item 8A    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Part III

Item 9    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, positions held and ages of the Company’s new directors and officers as of the date of this Report:

Name	Age	Positions with The Company
Andrew Brett Wotton	47	Chairman of the Board of Directors and a Director
Martin G. Wotton	42	President and a Director
Michael Emerson	54	Vice President, Chief Executive Officer and a Director
Michael Bromley	38	Vice President, Chief Operating Officer for Asia Pacific
Trevor W. Tappenden(1)	57	Director

(1) Mr. Tappenden an Independent Director of the Company as defined by the Nasdaq Marketplace Rules.

Each director is newly appointed to the Company since March 4, 2004; however, all have served previously with Vision Nv for varying periods from November 2001 until the present.

Each director is appointed until the next annual meeting of shareholders and until his successor is elected and qualified.

The Company has an informal Code of Ethics in place that applies to the Company’s principal officers. This Code of Ethics has arisen from the background of the Chief Executive Officer and one of the Directors where they were previously Partners in one of the top five professional services firms. The Company is in the process of adopting an appropriate and formal Code of Ethics to be applied.

The family relationships between the officers and directors named above are as follows: Andrew Brett Wotton, Chairman of the Board of Directors, and the sole shareholder and a director of Aspen Capital Partners Limited (“Aspen”), a principal shareholder, is the brother of Martin G. Wotton who is the President of the Company and a director of Aspen and the Company. At the present time there are no committees of the Board of Directors, however, the Board intends to establish a Compensation Committee, a Nominating Committee and an Audit Committee within the next quarter. It is expected that Mr. Tappenden will become the Chairman of the Audit Committee when formed. The Company is also mindful of its obligations under the Sarbanes-Oxley Act with respect to directors and will comply as soon as possible.

All of the directors and officers named above are residents of Australia or New Zealand. The Board intends to expand its membership and will propose for election or appointment, where appropriate, American directors to the Board. It is anticipated that Michael F. Emerson will devote most of his time to the Company’s business affairs based in the U.S. where he relocated during April 2004.

Background Information of Directors and Officers

Andrew Brett Wotton.  Mr. Wotton has been a director of Vision Nv since March of 2002 and is presently Chairman of the Board of Directors of the Company. Mr. Wotton established Aspen Capital Partners Limited (“Aspen”) in August 2001 as a vehicle to diversify his extensive New Zealand held investments, specifically in the horticultural industry. Mr. Wotton is a director and sole shareholder of Aspen. Since 1990, Mr. Wotton has been an officer and a director of Aspen Horticulture Limited, a New Zealand corporation, involved in the ownership of kiwifruit orchard properties and contract management services.

Martin G. Wotton.  Mr. Wotton has been Chairman of the Board of Directors of Vision Nv since November of 2001 and is currently the President and a Director of the Company, having been appointed on March 4, 2004. Since August 2001, Mr. Wotton has also been a director and an officer of Aspen Capital Partners Limited (“Aspen”). Aspen is the Company’s principal shareholder as a result of the exchange of shares which took place on March 4, 2004. Since July 2001, Mr. Wotton has also been Chairman of Software Innovisions Pty Ltd, a new principal second tier subsidiary of the Company resulting from the Company’s acquisition of Vision Nv. Previously, Mr. Wotton was also Chairman of VisionGlobal Corporation (from 1998 – present), a Nevada corporation, (“VisionGlobal”) which was a development-stage corporation located in the U.S. and which proposed to engage in the business of providing wireless broadband Internet services, among other potential services. However, VisionGlobal was not able to raise sufficient capital to either engage in business or develop its proposed product and in 2001, VisionGlobal filed for Chapter 7 Bankruptcy protection under the US Bankruptcy Code. The case is still pending in the U.S. District Court, Bankruptcy Division, for the Northern District of California in San Francisco, California, and is not as yet resolved.

Mr. Wotton holds Australian Securities Course Credits (1986-1988); and has been an Australian Securities Dealer Representative (1986–1996) and acted as a Senior Equity Derivatives Representative (1992 – 1996).

Michael F. Emerson.  Mr. Emerson has acted as Vice President and Chief Executive Officer of the Company since his appointment on March 4, 2004. He previously has served as Chief Executive Officer and a Director of Vision Nv since March of 2002 and of visionGATEWAY Pty Ltd (Australia) from October 2001 to the present. His previous business associations include service as a director of Micel Pty Ltd, Australia, from March 2001 until the present. He was also Vice President and Business Unit Leader for Cap Gemini Ernst and Young from May 2000 to February 2001. He was a Partner of and Business Unit Leader of Ernst & Young, Australia, from November 1989 until May 2000. Mr. Emerson is a graduate of La Trobe University, Bundoora, Victoria, Australia class of 1974, where he received the degree of Bachelor of Economics with Honors. He majored in Mathematical Economics and International Economics.

Trevor W. Tappenden.  Mr. Tappenden joined the Board of Vision Nv in May 2003. Mr. Tappenden is a Chartered Accountant in Australia. He has been a Senior Partner in the firm of Ernst & Young, Australia, from 1982 until his retirement in March of 2003. Mr. Tappenden graduated from the Institute of Chartered Accountants in 1976 from which he received his qualification as a Chartered Accountant in Australia. Mr. Tappenden is actively involved as a company director for a number of corporate, government and education bodies.

Michael Bromley has been a Vice President of the Company and Chief Operating Officer for Asia Pacific since September 2003. In 1997 to 1998 Mr. Bromley was Executive Vice President for New Business Development for World Research Advisory. From 1998 to 1999 Mr. Bromley was Vice President of Business Development for Crossover Technologies. During 1999 Mr. Bromley was Vice President for Marketing and Business Development for TV on the Web. From 1999 until 2001 Mr. Bromley was the Executive Director of AOL Devices (AOL Anywhere), America On Line, Inc. From 2001 until 2003 Mr. Bromley was Group Director, Strategic Business Development, Research In Motion, Ltd.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

The Company has not filed any of the required Form 3’s.

Item 10    Executive Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 (the “Named Executive Officers”) during the fiscal years ending April 30, 2004, 2003 and 2002.

Summary Compensation Table

	Year	Annual Compensation		Long-Term Compensation Securities Underlying Options (#)	All Other Compensation ($)
Name and Principal Position (3)		Salary ($)	Bonus ($)
Michael Emerson	(2) 2004	$107,424	—	—	—
Vice President, Chief Executive	(2) 2003	$79,635	—	—	—
Officer, Director	(1) 2002	$33,040	—	—	—

(1) Mr. Emerson commenced with Vision Nv in October 2001. This represents six months through the end of April 2002.

(2) These amounts have been accrued but not yet paid.

(3) None of the executive officers, except Mr. Emerson, have been paid or have accrued over $100,000 in the fiscal years 2004, 2003 and 2002.

Employment Arrangements

The following information represents compensation paid to or agreed to be paid by Vision Nv or its subsidiaries. There are at present no employment agreements in effect between the employees of Vision Nv and the Company; although, it is expected that initially the arrangements described here will be adopted by the Company.

The Company has no profit sharing, bonus or stock option or bonus plans in effect.

The Company’s Named Executive Officers are listed as follows:

Chairman – Andrew Brett Wotton

No compensation has been paid to or accrued for Andrew Brett Wotton. To date Mr. Wotton has been the owner of Aspen which in turn has a management contract for the provision of services to Vision Nv (the “Management Contract”). He is also a Director of Aspen and Aspen is the major shareholder of the Company. Aspen has two contracts with Vision Nv in relation to the provision of services:

•	The Management Arrangement with a management fee of AUD$100,000 (approximately USD$70,140) per annum to be paid quarterly. Less than AUD$40,000 has been made pursuant to this contract. Most payments have related to payment or reimbursement of relevant expenses for travel, technology and communication costs.
•	Agent agreement in relation to consulting services for sales of Vision Nv products and payment of commissions. No payments have been made pursuant to this agreement to date.

President – Martin Wotton

Martin Wotton has not received any direct compensation from the Company over the last two years. To date Mr. Wotton has been an employee of Aspen which in turn has the Management Contract for the provision of his services to Vision Nv. He is also a Director of Aspen and Aspen is the major shareholder of Vision. Aspen has two contracts with Vision Nv in relation to the provision of services:

•	The Management Arrangement with a management fee of AUD$100,000 (approximately USD$70,140) per annum to be paid quarterly. Less than AUD$40,000 have been made pursuant this contract Most payments have related to payment or reimbursement of relevant expenses for travel, technology and communication costs.

•	Agent agreement in relation to consulting services for sales of Vision Nv products and payment of commissions. No payments have been made pursuant to this agreement to date.

Chief Executive Officer – Michael Emerson

Michael Emerson has an arrangement with the Company in relation to the provision of his services as Chief Executive Officer and Director of the Company and its subsidiaries.

Mr. Emerson will be paid an initial annual salary of $120,000, reviewable quarterly, plus expenses, and will also receive shares of Company common stock, benefits and other performance incentives such as profit sharing, when established by the Company.

To date the main components of Mr. Emerson’s remuneration have been:

•	Salary - base component of AUD$10,000 (approximately USD$7,140) for the period when Mr. Emerson is working out of Australia, and USD$10,000 for the period when he is working out of the U.S. or other regions outside Australia.
•	Expenses - all reasonable business expenses covering travel, etc and other expenses paid on behalf of the business would be payable by the Company based on the submission of monthly expense claims. This would include all core expenses (including accommodation and provision of a motor vehicle) related to Mr. Emerson, with his family, operating from the U.S. or other region outside Australia, as well as relocation expenses.
•	Incentives –

o	Profit sharing – as and when established by the Company, this contractual arrangement regarding the services of Mr. Emerson will enable inclusion in the Company/staff profit sharing facility that is expected to be adopted.

o	Shareholding – as a direct result of the role and performance by Mr. Emerson, plus the hardships endured through delayed payment of remuneration and expenses, the Company agreed in April 2003 to grant 1,000,000 shares of common stock subject to a two year vesting schedule. Of these shares 500,000 vested in April 2004 and 500,000 shares will vest in January 2005.

o	Options – Mr. Emerson has been granted 300,000 options with an exercise price of $0.50 per share. These options vest over a four year period.

Through MICEL Pty Ltd, a company of which Mr. Emerson is a director and shareholder, there is an agent agreement in relation to consulting services for sales of Vision Nv products and payment of commissions. No payments have been made pursuant to this agreement to date.

Vice President Strategic Business Development & COO Asia Pacific – Michael Bromley

Key elements of Mr. Bromley’s remuneration package are as follows:

•	Annual Base gross salary – $107,000.
•	Annual Incentives based on performance – amount is relative to percentage of preset goals achieved up to maximum of:

•	$50,000 in cash
•	equity in the form of warrants for 100,000 shares of Company stock
•	1% of Net Revenue (defined as Sales less all Commissions) from the Regions for which he has direct responsibility. The amount would be payable quarterly based on revenue receipts, i.e. related to annual contract payments.
•	Payment of Australian Health Insurance premiums through the fund of his choice to a maximum of AUD$5,500 (approximately USD $3857.70) per annum, indexed according to health fund rate changes.

•	Sign-on incentive of 150,000 shares of Company stock which were granted on the successful completion of three months employment.
•	Living Away From Home Allowance – expatriate arrangement while based in Australia covering apartment rental.

Item 11    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of July 29, 2004 regarding the ownership of the Company’s common stock, by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table below; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of any class of the Company’s voting securities. Unless otherwise indicated in the table set forth below, each person or entity named below has an address in care of the Company’s principal executive offices.

		Beneficial Ownership
		Common Stock
	Position	Shares	% Ownership
Directors and Affiliated Stockholders:
Andrew Brett Wotton (1)(2) 206 Tablelands Road Opotiki, New Zealand	Chairman of the Board of Directors	24,100,000	60.5%
Martin Wotton (3) 79 Markwell Street Hamilton, Queensland 4007 Australia	President and Director	0	0%
Michael Emerson 25 Reynolds Crescent Beacon Hill, NSW 2100 Australia	Vice President, Chief Executive Officer and Director	2,200,000	5.5%
Trevor Tappenden 9 Hawksburn Close South Yarra, VIC 3141 Australia	Director	50,000	0.13%
Michael Bromley 9/26 Parriwi Road Mosman NSW 2088 Australia	Vice President, Chief Operating Officer for Asia Pacific	150,000	0.4%
5% or Greater Ownership of Voting Securities:
Aspen Capital Partners 206 Tablelands Road Opotiki, New Zealand	Principal Shareholder	23,000,000	57.7%
Michael Emerson 25 Reynolds Crescent Beacon Hill, NSW 2100 Australia	Vice President, Chief Executive Officer and Director	2,200,000	5.5%
All Officers and Directors as a group		26,000,000	66.5%

(1)	All of the shares owned by Aspen Capital Partners Limited, (“Aspen”), a New Zealand corporation, (23,000,000 shares) are attributable to Andrew Brett Wotton because he is the sole shareholder and a director of Aspen. As a result of these holdings and the holdings described in Note 2 below, Andrew Brett Wotton and Aspen are deemed to be principal shareholders of the Company.
(2)	Includes 350,000 shares individually owned by Andrew Brett Wotton and 750,000 shares owned by Aspen Horticulture Limited., also a New Zealand corporation, of which Andrew Brett Wotton is the sole shareholder. As stated above in Note 1, Andrew Brett Wotton may be deemed the beneficial holder of the 23,000,000 shares of Aspen. Therefore, the total number of shares either owned by Andrew Brett Wotton beneficially directly or indirectly held by him is 24,100,000.
(3)	Martin G. Wotton disclaims any beneficial interest in any of the shares either owned by or attributable to his brother Andrew Brett Wotton.

Item 12    Certain Relationships and Related Transactions

Aspen Capital Partners Limited, owned by Mr. Andrew Brett Wotton, has two contracts with Vision Nv in relation to the provision of services:

•	The Management Contract with a management fee of AUD$100,000 (approximately USD$70,140) per annum to be paid quarterly. Less than AUD$40,000 has been made pursuant to this contract. Most payments have related to payment or reimbursement of relevant expenses for travel, technology and communication costs.
•	Agent agreement in relation to consulting services for sales of Vision Nv products and payment of commissions. No payments have been made pursuant to this agreement to date.

Through MICEL Pty Ltd, a company of which Mr. Emerson is a director and shareholder, there is an agent agreement in relation to consulting services for sales of Vision Nv products and payment of commissions. No payments have been made pursuant to this agreement to date.

Options:

On 1 March 2004, the options below were granted for services to visionGATEWAY. They will vest over a four year period with vesting starting 12 months after the date they were granted.

Options Issued/Exercisable at US$0.50 (exercisable over 10 yrs)

Michael Emerson	300,000
Aspen Capital Partners Limited	5,700,000
Aspen Horticulture Limited	500,000

On 2 April 2004 an additional 300,000 options were granted to Aspen Capital Partners Limited with the same vesting and exercising terms.

Preferred Shares:

On 2 April, 2004, Aspen Fund Limited, a wholly owned subsidiary of Aspen Capital Partners Limited was issued 2 million preference shares for services to visionGATEWAY in relation to investment funding. Aspen Fund Limited has been established to facilitate investment in visionGATEWAY. The terms of the preference shares are currently pursuant to the company’s certificate of incorporation.

Item 13    Exhibit List and Reports of Form 8-K

2.1(1)	Agreement and Plan of Reorganization, dated February 27, 2004, by and among Chiropractic, Vision Nv, and the stockholders of Vision Nv.
2.2(1)	Addendum to the Agreement and Plan of Reorganization, dated February 27, 2004.
3.1(2)	Articles of Incorporation
3.2(2)	Bylaws of Chiropractic 21 International, Inc.
3.3(2)	Certificate of Amendment to Articles of Incorporation dated September 23, 1970.
3.4(2)	Certificate of Amendment to Articles of Incorporation dated October 29, 1970.
3.5(2)	Certificate of Amendment to Articles of Incorporation dated October 6, 1972.
3.6(2)	Certificate of Amendment to Articles of Incorporation dated November 4, 1980.
3.7(2)	Certificate of Amendment to Articles of Incorporation dated July 15, 1983.
3.8(2)	Certificate of Amendment to Articles of Incorporation dated December 29, 1999.
10.1	Lease, dated February 15, 2004 by and between vision Gateway Pty Ltd and Masinello Holdings Pty Ltd.
10.2	Lease Agreement, dated October 25, 2001, by and between visionGATEWAY and Executive Centre 133.
10.3	HQ Global Workplaces Virtual Office Program Service Agreement, dated December 1, 2003 by and between the visionGATEWAY, Inc. and HQ Global Workplaces, Inc.
10.4	Sublease, dated March 1, 2004, by and between Guidance Solutions, Inc. and visionGATEWAY, Inc.
10.5	Buy/Sell Agreement, dated May 14, 2004, by and between visionGATEWAY, Inc. and AVNET, INC.
10.6	Letter Agreement regarding Management Services by and between visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.
10.7	Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.
10.8	Letter Agreement regarding Employment of Michael Emerson by and between visionGATEWAY, Inc., Michael Emerson and MICEL Pty Ltd.
10.9	Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and MICEL Pty Ltd.
10.10	Employment Agreement, September 23, 2003, by and between visionGATEWAY, Inc. and Michael Bromley.
21.1	List of Subsidiaries.
24.1	Power of Attorney (see signature page)
31.1	Certification by Michael Emerson, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Martin G. Wotton, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Michael Emerson, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Martin G. Wotton, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to 8-K12G3 filed with the Securities and Exchange Commission on April 7, 2004.

(2) Incorporated by reference to 10-SB filed with the Securities and Exchange Commission on April 28, 2000.

Item 14    Principle Accountant Fees and Services

The Board of Directors has selected MantylaMcreynolds LLC as the Company’s independent auditors for the fiscal year ending April 30, 2004. MantylaMcreynolds LLC has previously audited the Company’s financial statements when operating as Chiropractic 21 International.

Stockholder ratification of the selection of MantylaMcreynolds LLC as the Company’s independent auditors is not required by the Company’s Bylaws or otherwise. The Board of Directors, in its discretion, may direct the appointment of different independent auditors at any time during the year if they determine that such a change would be in the best interests of the Company and its stockholders.

As part of its duties, the Board of Directors considers whether the provision of services, other than audit services, during the fiscal year ended April 30, 2004 by MantylaMcreynolds LLC, the Company’s independent auditor for that period, is compatible with maintaining the auditor’s independence. The following table sets forth the aggregate fees billed to the Company for the fiscal years ended April 30, 2002 and April 30, 2003 by MantylaMcreynolds LLC:

	Fiscal 2003	Fiscal 2004
Audit Fees(1)	$	$
Audit-Related Fees(2)	$	$
Tax Fees(3)	$	$
All Other Fees(4)	$	$

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by [            ] in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to due diligence services pertaining to potential business acquisitions/disposition; and consultation regarding accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standard or interpretation by the SEC, FASB or other regulatory or standard-setting bodies. General assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes–Oxley Act of 2002.

(3) Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal state and local tax compliance, planning and advice; international tax compliance, planning and advice; review of federal, state, local and international income franchising and other tax returns.

(4) All Other Fees consist of fees for products and services other than the services reported above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 18, 2004	visionGATEWAY, Inc.
By: /s/ Michael Emerson
Michael Emerson
Vice President, Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin G. Wotton and Michael Emerson, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Brett Wotton	Chairman of the Board of	August 18, 2004
Andrew Brett Wotton	Directors

/s/ Martin G. Wotton	President and Director	August 18, 2004
Martin G. Wotton	(principal financial officer)

/s/ Michael Emerson	Vice President, Chief	August 18, 2004
Michael Emerson	Executive Officer and Director (principal executive officer)

/s/ Trevor Tappenden	Director	August 18, 2004
Trevor Tappenden