Form 10KSB/A
period 2004-04-20
VISIONGATEWAY INC
filed 2004-09-10
CIK 1112902

United States

Securities and Exchange Commission

Washington, DC 20549

Form 10-KSB/A

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

The aggregate market value of the common stock of the Company held by non-affiliates of the Company on April 30, 2004 was $31,584,651

The number of shares outstanding of the Company’s common stock, as of April 30, 2004, was 37,818,217.

Transitional Small Business Disclosure Format. Yes [  ]. No [x].

EXPLANATORY NOTE

This Amendment #1 to the Form 10-KSB is being filed to include the Audited Financial Statements of the Registrant and to revise the Aggregate Market Value of the common stock of the Registrant on the introductory page along with the number of shares outstanding of the Registrant’s common stock. In addition, the estimated amount spent on research and development under Item 1 has been revised along with the percentage ownership of Andrew Brett Wotton, Michael Emerson and Aspen Capital Partners under Item 11. Finally, the dollar amounts under Item 14 have been added.

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

The estimated amount of capital spent during each of the last two fiscal years on research and development activities, and the extent to which the cost of such activities are borne directly by its customers

The estimated amount spent on research and development in the last two fiscal years is approximately $375,000. All of these expenses have been borne by the Company.

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

Item 7    Financial Statements

visionGATEWAY, Inc.

Including the accounts of its wholly owned subsidiaries

Formerly CHIROPRACTIC 21 INTERNATIONAL, INC.

[A Development Stage Company]

Financial Statements and Report of Independent Registered Public Accounting Firm

April 30, 2004

visionGATEWAY, Inc.

Including the accounts of its wholly owned subsidiaries

Formerly CHIROPRACTIC 21 INTERNATIONAL, INC.

[A Development Stage Company]

Page

Report of Independent Registered Public Accounting Firm	13

Consolidated Balance Sheet—April 30, 2004	14

Consolidated Statements of Operations for the years ended April 30, 2004 and 2003, and for the period from Reactivation [November 30, 2001] through April 30, 2004	15

Consolidated Statements of Stockholders’ Deficit for the years ended April 30, 2004 and 2003, and for the period from Reactivation [November 30, 2001] through April 30, 2004	16

Consolidated Statements of Cash Flows for the years ended April 30, 2004 and 2003, and for the period from Reactivation [November 30, 2001] through April 30, 2004	17

Notes to Consolidated Financial Statements	18-22

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

visionGATEWAY, Inc. [a development stage company]

We have audited the accompanying consolidated balance sheet of visionGATEWAY, Inc. formerly Chiropractic 21 International, Inc. [a development stage company] as of April 30, 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended April 30, 2004 and 2003, and for the period from Reactivation [November 30, 2001] through April 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of visionGATEWAY, Inc. [a development stage company] as of April 30, 2004, and the results of operations and cash flows for the years ended April 30, 2004 and 2003, and for the period from Reactivation [November 30, 2001] through April 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, no assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds

Salt Lake City, Utah

August 27, 2004

visionGATEWAY, Inc.

Including the accounts of its wholly owned subsidiaries

Formerly CHIROPRACTIC 21 INTERNATIONAL, INC.

[A Development Stage Company]

Consolidated Balance Sheet

April 30, 2004

ASSETS
Assets
Current Assets
Cash	$3,424
Other receivable	18,532

Total current assets	21,956
Property (net)	24,351
Deposits	4,261

Total Assets	$50,568

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current Liabilities:
Accounts payable	$524,108
Accrued liabilities	119,150
Related party payable—Note 6	312,732

Total Liabilities	$955,990

Stockholders’ Deficit:
Preferred Stock—10,000,000 shares authorized, $.10 par value per share, 2,000,000 outstanding	200,000
Capital Stock—75,000,000 shares authorized having a par value of $.004 per share; 37,818,217 shares issued and outstanding—Note 4	151,273
Additional paid-in capital	569,450
Deficit accumulated during the development stage	(1,825,298)
Accumulated foreign currency translation adjustment	(847)

Total Stockholders’ Deficit	(905,422)

Total Liabilities and Stockholders’ Deficit	$50,568

See accompanying notes to financial statements.

visionGATEWAY, Inc.

Including the accounts of its wholly owned subsidiaries

Formerly CHIROPRACTIC 21 INTERNATIONAL, INC.

[A Development Stage Company]

Consolidated Statements of Operations

For the Years Ended April 30, 2004 and 2003, and for the Period from Reactivation

[November 30, 2001] through April 30, 2004

	2004	2003	Reactivation through April 30, 2004

Revenues	$0	$14,852	$53,406
Research & development	187,273	40,341	373,841
General & administrative expenses	993,777	269,772	1,504,863

Operating loss	(1,181,050)	(295,261)	(1,825,298)

Net Loss Before Income Taxes	(1,181,050)	(295,261)	(1,825,298)
Current Year Provision for Income Taxes	0	0	0

Net Loss	$(1,181,050)	$(295,261)	$(1,825,298)

Other Comprehensive Income

Unrealized gain (loss) on foreign Currency translation (net of tax)	40,666	(25,855)	(847)
Total Comprehensive Income (Loss)	(1,140,384)	(321,116)	(1,826,145)

Loss Per Share	$(0.15)	$(0.66)	$(1.05)

Weighted Average Shares Outstanding	6,356,813	448,999	1,552,194

See accompanying notes to financial statements.

visionGATEWAY, Inc.

Including the accounts of its wholly owned subsidiaries

Formerly CHIROPRACTIC 21 INTERNATIONAL, INC.

[A Development Stage Company]

Consolidated Statements of Stockholders’ Deficit

For the Years Ended April 30, 2004 and 2003, and for the Period from Reactivation

[November 30, 2001] through April 30, 2004

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accum. Foreign Currency Adjustment	Net Stockholders’ Deficit
Balance, November 30, 2001 (date of Reactivation)	0	$0	20,000,000	$20,000	$(20,000)	$0	$0	$0
Shares issued with acquisition of two subsidiaries			2,600,000	2,600	1,782	(125,208)		(120,826)
Issued shares for cash and services			5,625,000	5,625	50,625			56,250
Net loss for the period ended April 30, 2002						(223,779)	(15,658)	(239,437)

Balance, April 30, 2002	0	0	28,225,000	28,225	32,407	(348,987)	(15,658)	(304,013)
Shares issued for cash and services			1,000,000	1,000	79,000			80,000
Net loss for the year ended April 30, 2003						(295,261)	(25,855)	(321,116)

Balance, April 30, 2003	0	0	29,225,000	29,225	111,407	(644,248)	(41,513)	(545,129)
Shares issued for cash and services			6,815,500	6,816	503,184			510,000
Recapitalization pursuant to merger with Chiropractic 21 International, Inc. 3/4/2004			1,777,717	115,232	(45,141)			70,091
Issued preferred shares for services at par	2,000,000	200,000						200,000
Net loss for the year ended April 30, 2004						(1,181,050)	40,666	(1,140,384)

Balance, April 30, 2003	2,000,000	$200,000	37,818,217	$151,273	$569,450	$(1,825,298)	$(847)	$(905,422)

See accompanying notes to financial statements.

visionGATEWAY, Inc.

Formerly CHIROPRACTIC 21 INTERNATIONAL, INC.

[A Development Stage Company]

Consolidated Statements of Cash Flows

For the Years Ended April 30, 2004 and 2003, and for the Period from Reactivation

[November 30, 2001] through April 30, 2004

	2004	2003	Reactivation through April 30, 2004
Cash Flows from Operating Activities
Net Loss	$(1,181,050)	$(295,261)	$(1,825,298)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,375	4,267	18,555
Stock issued for services	200,000	0	200,000
Change in current assets	(178)	41,475	(22,793)
Increase in current liabilities	339,799	180,339	643,258

Net Cash Used for Operating Activities	(637,054)	(69,180)	(986,278)

Cash Flows from Investing Activities
Purchase of property	(19,235)	(3,826)	(42,906)

Cash Flows from Financing Activities
Proceeds from borrowing	115,947	11,470	312,732
Additional paid in Capital	494,165	96,156	720,723
Effect Of Exchange Rate on cash and cash Equivalents	40,666	(25,855)	(847)
Net Increase/(Decrease) in Cash	(5,511)	8,765	3,424
Beginning Cash Balance	8,935	170	0

Ending Cash Balance	$3,424	$8,935	$3,424

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	914	1,899	4,633
Cash paid during the year for income taxes	0	0	0

See accompanying notes to financial statements.

visionGATEWAY, Inc.

Formerly CHIROPRACTIC 21 INTERNATIONAL, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

April 30, 2004

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization

visionGATEWAY, Inc. (the Company) was organized on September 13, 1999 as Peninsula Web Pages, Inc., under the laws of the State of Nevada. It essentially became dormant until November 30, 2001, when its name was changed to visionGateway, Inc. and it acquired two companies. The Company is now a holding company for the software business now being organized in these two wholly owned subsidiaries. Both subsidiaries are Australian corporations; visionGATEWAY Pty Ltd, a distribution and marketing company, and Software Innovisions Pty Ltd, a software development company. The consolidated company is an Enterprise Software Solutions company in the commercialization stage. It is currently commencing its planned principal operations, which is development, distribution, and marketing of business software solutions for Internet Resource Management. The accompanying financial statements include the accounts of the Company as well as its wholly owned subsidiaries. All intercompany transactions have been eliminated.

On March 4, 2004, the Company combined with Chiropractic 21 International, Inc., an inactive, public, Nevada corporation, for the purpose of recapitalization. The combination is accounted for as a reverse purchase.

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

(b)	Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years’ consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of April 30, 2004 is $0 due to the valuation allowance established as described in Note 3.

(c)	Net Loss Per Common Share

Net loss per common share is based on the weighted-average number of shares outstanding.

(d)	Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $3,424 cash at April 30, 2004.

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

(f)	Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 101, “Revenue Recognition in Financial Statements.” SAB 101 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue is recognized as products or projects are delivered or services are provided to customers. Uncollected, earned revenue is recorded in accounts receivable. Billed amounts deemed to be uncollectible are charged to bad debt expense. Revenue collected in advance is recorded as a liability until the earnings process is complete.

(g)	Foreign Currency Translation

Foreign currency exchange transactions and translation are accounted for pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The functional currency of the operating entities is the Australian Dollar. All numbers in these financial statements have been converted to U.S. dollars, unless specifically stated otherwise.

(h)	Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company did not make any such adjustments for the years ended April 30, 2004 and 2003.

(g)	Recent Pronouncements

In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before a liability has been incurred. The adoption of SFAS No. 146 did not materially impact the Company’s consolidated results of operations, financial position, or cash flow.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity (“SFAS No. 150”) was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 became effective for the Company for new or modified financial instruments beginning June 1, 2003, and for existing instruments beginning June 28, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company’s Consolidated Financial Statements.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes the Company has no guarantees that are required to be disclosed in the financial statements. The recognition provisions are to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN 45 did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51. FIN No. 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material impact on the Company’s financial statements.

NOTE 2    LIQUIDITY/GOING CONCERN

The Company has accumulated losses through April 30, 2004 amounting to $1,825,298 has minimal assets, and has a net working capital deficiency at April 30, 2004. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans include continued development of its planned principal operations and seeking capital either through a private placement or public offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3    INCOME TAXES

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2024. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Description	NOL Balance	Tax	Rate
Federal Income Tax	$1,825,298	$620,601	34%
Valuation allowance		(620,601)

Deferred tax asset 4/30/04		$0

The allowance has increased $401,557 from $219,044 as of April 30, 2003.

NOTE 4    ISSUANCE OF STOCK

Effective June 30, 2002, the Company acquired two Australian companies to further develop its planned principal operations. In connection with this acquisition, the Company issued 2,600,000 shares of common stock for 100% of the shares of the Australian entities. In addition, 5,625,000 shares of common stock were issued for cash and services at approximately $0.01, based on the cash component.

Over the following months, the Company issued 1,000,000 shares of common stock for services and cash at US $0.08 per share. Through March 3, 2004, an additional 6,815,500 shares of common stock were issued for approximately $510,000, in cash and services or $0.07 per share for the cash component only.

On March 4, 2004, pursuant to an Agreement and Plan of Reorganization, the Company combined with Chiropractic 21 International, Inc. (Chiropractic), for the purpose of re-capitalizing.

As a result of this combination, the Company’s capital structure changed. The surviving company had authorized 10,000,000 shares of $0.10 par value preferred stock with no preferred shares issued and outstanding. Common stock authorized is 75,000,000, $0.004 par value. In the transaction, the Company’s pre-reorganization 36,040,500 shares of common stock were converted, one for one, into Chiropractic common shares. The pre-reorganization 1,777,717 shares of common stock of Chiropractic were combined to make 37,818,217 common shares after recapitalization.

On April 2, 2004, the Company issued 2,000,000 shares of preferred stock to a related party (which shares common ownership and management) for services, at par. The Company recorded the transaction at $200,000. The related party has been established to facilitate future investment in the Company.

NOTE 5    PROPERTY

Property consists primarily of computer equipment with the original cost of $42,906. Accumulated depreciation through April 30, 2004, is $18,556. Depreciation expense for each of the years ended April 30, 2004 and 2003, was $4,375 and $4,267, respectively.

NOTE 6    RELATED PARTY PAYABLE

Shareholders have advanced money to the Company in the amount of $312,732 for the purpose paying operating expenses and providing working capital. The outstanding balance in unsecured, non- interest bearing and payable on demand.

NOTE 7    LEASES

The Company has entered into four offices leases, two in Australia and two in the USA.

Location	Square Feet	Annual Payments	Other terms
Brisbane	3,337	$60,480	Through February 2007
Sydney	377	25,200	Renewable annually (Nov.)
San Diego, CA	Shared space	2,500	Renewable quarterly
Marina del Rey, CA	300	13,800	Renewable annually (Mar.)

		$101,980

Rent expense was $35,834 and $35,615 for the years ended April 30, 2004 and 2003, respectively.

NOTE 8    STOCK OPTIONS

On March 1, 2004, options were granted to an individual and to two entities for services rendered to the Company. These options are exercisable at $0.50 over a 10 year period and vest over four years beginning March 1, 2005. On the grant date, the trading price of the stock was $0.33 per share. There were 6,500,000 options granted. On April 2, 2004, an additional 300,000 options were granted with the same exercise and vesting terms.

Compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the amount the recipient must pay to acquire the stock. Unearned compensation, which is recorded as a separate component of stockholders’ equity, as a result of the compensatory stock options is generally amortized to expense over the vesting periods of the underlying stock options. No compensation expense was recorded for these option grants.

NOTE	9 SUBSEQUENT EVENTS

The Company has issued additional shares of common stock subsequent to April 30, 2004, in the following manner.

# Shares	Issued to:	Issued for:
500,000	Company officer/shareholder	Management services
50,000	Individual	Legal services
750,000	Outside Professionals	Services
650,000	Investor	Cash contribution
500,000	Creditor	Loan settlement

2,450,000	Total

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

		Beneficial Ownership
		Common Stock
	Position	Shares	% Ownership
Directors and Affiliated Stockholders:
Andrew Brett Wotton (1)(2) 206 Tablelands Road Opotiki, New Zealand	Chairman of the Board of Directors	24,100,000	63.7%
Martin Wotton (3) 79 Markwell Street Hamilton, Queensland 4007 Australia	President and Director	0	0%
Michael Emerson 25 Reynolds Crescent Beacon Hill, NSW 2100 Australia	Vice President, Chief Executive Officer and Director	1,700,000	4.5%
Trevor Tappenden 9 Hawksburn Close South Yarra, VIC 3141 Australia	Director	50,000	0.13%
Michael Bromley 9/26 Parriwi Road Mosman NSW 2088 Australia	Vice President, Chief Operating Officer for Asia Pacific	150,000	0.4%
5% or Greater Ownership of Voting Securities:
Aspen Capital Partners 206 Tablelands Road Opotiki, New Zealand	Principal Shareholder	23,000,000	60.8%
All Officers and Directors as a group		26,000,000	66.5%

(1)	All of the shares owned by Aspen Capital Partners Limited, (“Aspen”), a New Zealand corporation, (23,000,000 shares) are attributable to Andrew Brett Wotton because he is the sole shareholder and a director of Aspen. As a result of these holdings and the holdings described in Note 2 below, Andrew Brett Wotton and Aspen are deemed to be principal shareholders of the Company.
(2)	Includes 350,000 shares individually owned by Andrew Brett Wotton and 750,000 shares owned by Aspen Horticulture Limited., also a New Zealand corporation, of which Andrew Brett Wotton is the sole shareholder. As stated above in Note 1, Andrew Brett Wotton may be deemed the beneficial holder of the 23,000,000 shares of Aspen. Therefore, the total number of shares either owned by Andrew Brett Wotton beneficially directly or indirectly held by him is 24,100,000.
(3)	Martin G. Wotton disclaims any beneficial interest in any of the shares either owned by or attributable to his brother Andrew Brett Wotton.

Item 12    Certain Relationships and Related Transactions

Aspen Capital Partners Limited, owned by Mr. Andrew Brett Wotton, has two contracts with Vision Nv in relation to the provision of services:

•	The Management Contract with a management fee of AUD$100,000 (approximately USD$70,140) per annum to be paid quarterly. Less than AUD$40,000 has been made pursuant to this contract. Most payments have related to payment or reimbursement of relevant expenses for travel, technology and communication costs.
•	Agent agreement in relation to consulting services for sales of Vision Nv products and payment of commissions. No payments have been made pursuant to this agreement to date.

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

Item 13    Exhibit List and Reports of Form 8-K

2.1(1)	Agreement and Plan of Reorganization, dated February 27, 2004, by and among Chiropractic, Vision Nv, and the stockholders of Vision Nv.
2.2(1)	Addendum to the Agreement and Plan of Reorganization, dated February 27, 2004.
3.1(2)	Articles of Incorporation
3.2(2)	Bylaws of Chiropractic 21 International, Inc.
3.3(2)	Certificate of Amendment to Articles of Incorporation dated September 23, 1970.
3.4(2)	Certificate of Amendment to Articles of Incorporation dated October 29, 1970.
3.5(2)	Certificate of Amendment to Articles of Incorporation dated October 6, 1972.
3.6(2)	Certificate of Amendment to Articles of Incorporation dated November 4, 1980.
3.7(2)	Certificate of Amendment to Articles of Incorporation dated July 15, 1983.
3.8(2)	Certificate of Amendment to Articles of Incorporation dated December 29, 1999.
10.1(3)	Lease, dated February 15, 2004 by and between vision Gateway Pty Ltd and Masinello Holdings Pty Ltd.
10.2(3)	Lease Agreement, dated October 25, 2001, by and between visionGATEWAY and Executive Centre 133.
10.3(3)	HQ Global Workplaces Virtual Office Program Service Agreement, dated December 1, 2003 by and between the visionGATEWAY, Inc. and HQ Global Workplaces, Inc.
10.4(3)	Sublease, dated March 1, 2004, by and between Guidance Solutions, Inc. and visionGATEWAY, Inc.
10.5(3)	Buy/Sell Agreement, dated May 14, 2004, by and between visionGATEWAY, Inc. and AVNET, INC.
10.6(3)	Letter Agreement regarding Management Services by and between visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.
10.7(3)	Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.
10.8(3)	Letter Agreement regarding Employment of Michael Emerson by and between visionGATEWAY, Inc., Michael Emerson and MICEL Pty Ltd.
10.9(3)	Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and MICEL Pty Ltd.
10.10(3)	Employment Agreement, September 23, 2003, by and between visionGATEWAY, Inc. and Michael Bromley.
21.1(3)	List of Subsidiaries.
24.1	Power of Attorney (see signature page)
31.1	Certification by Michael Emerson, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Martin G. Wotton, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Michael Emerson, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Martin G. Wotton, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to 8-K12G3 filed with the Securities and Exchange Commission on April 7, 2004.

(2) Incorporated by reference to 10-SB filed with the Securities and Exchange Commission on April 28, 2000.

(3) Incorporated by reference to 10-KSB filed with the Securities and Exchange Commission on August 19, 2004.

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

As part of its duties, the Board of Directors considers whether the provision of services, other than audit services, during the fiscal year ended April 30, 2004 by MantylaMcreynolds LLC, the Company’s independent auditor for that period, is compatible with maintaining the auditor’s independence. The following table sets forth the aggregate fees billed to the Company for the fiscal years ended April 30, 2003 and April 30, 2004 by MantylaMcreynolds LLC:

	Fiscal 2003		Fiscal 2004
Audit Fees(1)		$2,515		$3,337
Audit-Related Fees(2)	$		$
Tax Fees(3)		$195		$195
All Other Fees(4)	$		$

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by MantylaMcreynolds LLC in connection with statutory and regulatory filings or engagements.

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

Dated September 9, 2004	visionGATEWAY, Inc.
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

Signature	Title	Date

/s/ Andrew Brett Wotton	Chairman of the Board of	September 9, 2004
Andrew Brett Wotton	Directors

/s/ Martin G. Wotton	President and Director	September 9, 2004
Martin G. Wotton	(principal financial officer)

/s/ Michael Emerson	Vice President, Chief	September 9, 2004
Michael Emerson	Executive Officer and Director (principal executive officer)

/s/ Trevor Tappenden	Director	September 9, 2004
Trevor Tappenden