Form 10QSB
period 2004-07-31
VISIONGATEWAY INC
filed 2004-09-21
CIK 1112902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-30499

VISIONGATEWAY, INC.

(Exact name of Registrant as specified in its charter)

Nevada	90-0015691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12707 High Bluff Drive, Suite 200, San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 794-1416

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

As of July 31, 2004 there were 40,268,217 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format.     Yes  ☐.    No  ☒.

VISIONGATEWAY, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

visionGATEWAY, Inc.

Including the accounts of its wholly owned subsidiaries

[A Development Stage Company]

Consolidated Balance Sheet

July 31, 2004

ASSETS
Assets
Current Assets
Cash	$3,405
Other receivable	18,532

Total current assets	21,937
Property (net)	35,363
Deposits	4,261

Total Assets	$61,561

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current Liabilities:
Accounts payable	$646,809
Accrued liabilities	137,220
Related party payable - Note 6	312,732

Total Liabilities	$1,096,761

Stockholders’ Deficit:
Preferred Stock – 10,000,000 shares authorized, $.10 par value per share, 2,000,000 outstanding	200,000
Capital Stock – 75,000,000 shares authorized having a par value of $.004 per share; 40,268,217 shares issued and outstanding - Note 4	161,073
Additional paid-in capital	801,557
Deficit accumulated during the development stage	(2,196,983)
Accumulated foreign currency translation adjustment	(847)

Total Stockholders’ Deficit	(1,035,200)

Total Liabilities and Stockholders’ Deficit	$61,561

See accompanying notes to financial statements.

visionGATEWAY, Inc.

Including the accounts of its wholly owned subsidiaries

[A Development Stage Company]

Consolidated Statements of Operations

For the Period Ended July 31, 2004 and Year Ended April 30, 2004, and for the Period from Reactivation [November 30, 2001] through July 31, 2004

	3 mths ended July 31, 2004	Year Ended April 30, 2004	Reactivation through July 31, 2004
Revenues	$0	$0	$53,406

Research & development	71,353	187,273	445,194
General & administrative expenses	300,332	993,777	1,805,195

Operating loss	(371,685)	(1,181,050)	(2,196,983)

Net Loss Before Income Taxes	(371,685)	(1,181,050)	(2,196,983)

Current Year Provision for Income Taxes	0	0	0

Net Loss	$(371,685)	$(1,181,050)	$(2,196,983)

Other Comprehensive Income
Unrealized gain (loss) on foreign Currency translation (net of tax)	(0)	40,666	(847)
Total Comprehensive Income (Loss)	(371,685)	(1,140,384)	(2,197,830)

Loss Per Share	$(0.01)	$(0.03)	$(0.07)

Weighted Average Shares Outstanding	39,868,760	33,051,272	30,506,357

See accompanying notes to financial statements.

visionGATEWAY, Inc.

Including the accounts of its wholly owned subsidiaries

[A Development Stage Company]

Consolidated Statements of Stockholders’ Deficit

For the Period Ended July 31, 2004 and Year Ended April 30, 2004, and for the Period from Reactivation [November 30, 2001] through July 31, 2004

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accum. Foreign Currency Adjustment	Net Stockholders’ Deficit
Balance, November 30, 2001 (date of Reactivation)	0	$0	20,000,000	$20,000	$(20,000)	$0	$0	$0
Shares issued with acquisition of two subsidiaries			2,600,000	2,600	1,782	(125,208)		(120,826)
Issued shares for cash and services			5,625,000	5,625	50,625			56,250
Net loss for the period ended April 30, 2002						(223,779)	(15,658)	(239,437)

Balance, April 30, 2002	0	0	28,225,000	28,225	32,407	(348,987)	(15,658)	(304,013)
Shares issued for cash and services			1,000,000	1,000	79,000			80,000
Net loss for the year ended April 30, 2003						(295,261)	(25,855)	(321,116)

Balance, April 30, 2003	0	0	29,225,000	29,225	111,407	(644,248)	(41,513)	(545,129)
Shares issued for cash and services			6,815,500	6,816	503,184			510,000
Recapitalization pursuant to merger with Chiropractic 21 International, Inc. 3/4/2004			1,777,717	115,232	(45,141)			70,091
Issued preferred shares for services at par	2,000,000	200,000						200,000
Net loss for the year ended April 30, 2004						(1,181,050)	40,666	(1,140,384)

Balance, April 30, 2004	2,000,000	$200,000	37,818,217	$151,273	$569,450	$(1,825,298)	$(847)	$(905,422)

Shares issued for cash and services			2,450,000	9,800	232,106			241,906
Net loss for the qtr ended July 31, 2004						(371,685)	(0)	(371,685)

Balance, July 31, 2004	2,000,000	$200,000	40,268,217	$161,073	$801,556	$(2,196,983)	$(847)	$(1,035,201)

See accompanying notes to financial statements.

visionGATEWAY, Inc.

[A Development Stage Company]

Consolidated Statements of Cash Flows

For the Period Ended July 31, 2004 and Year Ended April 30, 2004, and for the Period from Reactivation [November 30, 2001] through July 31, 2004

	Qt Ended July 31, 2004	Year Ended April 30, 2004	Reactivation through July 31, 2004
Cash Flows from Operating Activities
Net Loss	$(371,685)	$(1,181,050)	$(2,196,983)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,917	4,375	23,472
Stock issued for services	0	200,000	200,000
Change in current assets	(0)	(178)	(22,793)
Increase in current liabilities	140,771	339,799	784,029

Net Cash Used for Operating Activities	(225,997)	(637,054)	(1,212,275)

Cash Flows from Investing Activities
Purchase of property	(15,929)	(19,235)	(58,835)

Cash Flows from Financing Activities
Proceeds from borrowing	(0)	115,947	312,732
Additional paid in Capital	241,907	494,165	962,630

Effect Of Exchange Rate on cash and cash Equivalents	(0)	40,666	(847)

Net Increase/(Decrease) in Cash	(19)	(5,511)	3,405

Beginning Cash Balance	3,424	8,935	0

Ending Cash Balance	$3,405	$3,424	$3,405

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	880	914	5,513
Cash paid during the year for income taxes	0	0	0

See accompanying notes to financial statements.

visionGATEWAY, Inc.

[A Development Stage Company]

Notes to Consolidated Financial Statements (unaudited)

July 31, 2004

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization

visionGATEWAY, Inc. (the Company) was organized on September 13, 1999 as Peninsula Web Pages, Inc., under the laws of the State of Nevada. It essentially became dormant until November 30, 2001, when its name was changed to visionGateway, Inc. and it acquired two companies. The Company is now a holding company for the software business now being organized in these two wholly owned subsidiaries. Both subsidiaries are Australian corporations; visionGATEWAY Pty Ltd, a distribution and marketing company, and Software Innovisions Pty Ltd, a software development company. The consolidated company is an Enterprise Software Solutions company in the commercialization stage. It is currently growing its planned principal operations, which is development, distribution, and marketing of business software solutions for Internet Resource Management. The accompanying financial statements include the accounts of the Company as well as its wholly owned subsidiaries. All intercompany transactions have been eliminated.

On March 4, 2004, the Company combined with Chiropractic 21 International, Inc., an inactive, public, Nevada corporation, for the purpose of recapitalization. The combination is accounted for as a reverse purchase.

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies:

(b)	Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years’ consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of July 31, 2004 is $0 due to the valuation allowance established as described in Note 3.

(c)	Net Loss Per Common Share

Net loss per common share is based on the weighted-average number of shares outstanding for visionGATEWAY shares for the respective periods and since November 2001. Please note that a previous calculation in the Form 10KSB to end April, 2004 had been based on the average number of Chiropractic 21 International shares, which is deemed to be inappropriate.

visionGATEWAY, Inc.

[A Development Stage Company]

Notes to Consolidated Financial Statements

July 31, 2004

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

(d)	Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $3,405 cash at July 31, 2004.

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

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant

visionGATEWAY, Inc.

[A Development Stage Company]

Notes to Consolidated Financial Statements

July 31, 2004

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company did not make any such adjustments for the quarter ended July 31, 2004.

(i)	Recent Pronouncements

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

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

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

The Company has accumulated losses through July 31, 2004 amounting to $2,196,983, has minimal assets, and has a net working capital deficiency at July 31, 2004.

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

The Company has issued additional shares of common stock in the quarter to July 31, 2004, in the following manner.

# Shares	Issued to:	Issued for:
500,000	Company officer/shareholder	Management services
50,000	Individual	Legal services
750,000	Outside Professionals	Services
650,000	Investor	Cash contribution
500,000	Creditor	Loan settlement

2,450,000	Total

NOTE 5 PROPERTY

Property consists primarily of computer equipment with the original cost of $58,835. Accumulated depreciation through July 31, 2004, is $23,472. Depreciation expense for the quarter ended July 31, 2004 was $4,917.

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

		$101,980

Rent expense includes car parking and other miscellaneous related expenses. For the quarter ended July 31 the expense was $46,053.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

Forward-Looking Statements

Statements made in this Form 10-QSB, particularly in this section, which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) the Company’s ability to raise capital and (ii) statements preceded by, followed by or that include the words “may,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets,” or similar expressions.

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

Overview

Description of Business

The Company is an Enterprise Software Solutions company in the commercialization stage. The Company, through its subsidiary corporations, is now engaged in the development, distribution and marketing of business software solutions with global distribution partners. Although total sales during its last two fiscal years were only approximately $42,000, the Company considers itself in the commercialization stage of its development rather than as a development stage enterprise, because its product, the INTERScepter ™ software business program, its only product at this time, is ready for sale and distribution. The Company is presently primarily engaged in sales activities to develop markets for its product in conjunction with its strategic partners. The July quarter has seen an expansion of these activities in the USA and Australia as major distribution arrangements have been finalized.

visionGATEWAY (through its Australian subsidiaries) has been operating for a total of four years, commencing in 2000. The Company’s only product (“INTERScepter ™” ) is an Internet Resource Management software tool. This product is an enterprise business solution that helps to improve Company earnings by assisting organizations in understanding, managing and exploiting Internet usage and valuable resources, including bandwidth, systems and employee productivity. INTERScepter ™ software empowers managers to effectively control, schedule and utilize costly Internet resources, while placing responsibility on users to self manage and modify their Internet usage behavior.

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

The Company recognized a market opportunity for the development of software solutions to identify and redirect non-productive use of staff employees at work to profitable uses of their time and Internet availability. Based on the Company’s preliminary investigations of market demand for this type of product, it believed that going ahead with the INTERScepter ™ project was more than justified.

The benefit of the Company’s product to its customers is based upon improving productivity and reducing costs through the use of its software tools.

The three primary industry segments for INTERScepter ™ at present are:

1.	Education . INTERScepter ™ was originally developed for the education environment to meter and cost control Internet usage by students and staff. It contains tailored functionality around the volume of Internet use, the type of Internet usage and functionality for improved learning in lecture and classroom activities. INTERScepter ™ can reduce Internet cost and bandwidth usage; it can allocate costs to cost centers and allow students to be charged correctly according to their own personal use beyond base level quotas. Through its access policy facilities, it allows teachers to “regain control of the classroom” without having to revert to the IT department.

2.	Government. INTERScepter ™ allows government agencies to record Internet traffic, the type of usage made and allows costs to be allocated against the proper budget. In the Company’s opinion, significant benefits can be achieved through implementing Internet policy by use of the INTERScepter ™ software. It provides the means to self manage the use of the Internet as well as reducing direct Internet and bandwidth costs.

3.	Private Enterprise. Businesses have a need to maximize productivity to achieve better performance to stakeholders through a combination in top line performance or bottom line cost reduction. The product allows for both outcomes and can be focused on a particular business objective or a series of them as required. It benefits the business with a growth agenda or one that is looking to streamline costs.

At this time the INTERScepter ™ business software program is the Company’s only product; however, the Company is involved in ongoing development of other software solutions for business and other purposes.

The Company has an international presence. Its core software research and development team is based in Brisbane, Australia. The Australia/Asia office for marketing and distribution is close to Sydney, Australia. The Company’s principal office will be located in San Diego, California. The main U.S. Sales and Distribution office has been established in Los Angeles, at Marina del Rey. Sales activities have commenced in Asia through the Company’s Malaysian and Singapore channel partners. Major emphasis is currently being placed on driving the major strategic partnerships that have been put in place in the USA and Australia.

Sales and Marketing

INTERScepter ™ is marketed and sold as a business tool, not as a technical product, although it is, in the Company’s opinion, technically robust and innovative. The sales proposition is primarily commercial and is targeted at senior management, not solely the IT department. The Company’s business model is to use outsourced sales channels and to offer meaningful margins to its channel partners, which will encourage early and considerable commitment. The value chain in the product also provides substantial service revenue opportunities to channel partners. The Company offers significant product breadth to meet the holistic requirements in Internet Resource Management.

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

The majority of the Company’s revenues will come from product licenses. As described above, the Company’s only product is the INTERScepter ™ software tool. It is sold through a network of distribution channels consisting of technology resellers and other distribution outlets, which the Company refers to as its “channel partners.” It provides measurable added value to resellers with only marginal overheads.

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

As a result of these channel partner activities, the Company has end user opportunities that are being pursued across the U.S. with a number of Universities, Educational institutions, Government Departments, and Corporate enterprises. During the quarter as part of our expansion into the US Education market, trial installations were completed at DeVry University at their Pomona campus and also at private school in Colorado. Negotiations are underway with six other schools and colleges to establish the product at their sites.

Pricing for the INTERScepter ™ is currently based around a three year contract License Pack followed by an ongoing Update Pack. In the three year license contract, pricing is based on the number of workstations accessing the Internet rather than the number of users in an organization.

Channel Partners are contracted to the Company through a Channel Partner Agreement which sets out the terms and conditions of the arrangement, including responsibilities of the parties, product pricing, volume discounts, and channel partner commissions which vary according the value of product sold in a calendar year.

INTERScepter – The Internet Resource Management (IRM) Solution

The Internet impacts every aspect of today’s busy organization so it is no surprise that an organization can benefit from deploying INTERScepter ™ to manage Internet resources.

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

Competition

The Company does not believe that it has any direct competition with respect to its INTERScepter ™ software program and it is not aware of any competitor offering the same complete solution with the full elements of the software for sale.

There is, however, substantial indirect competition from products which address issues of immediate concern to clients such as Internet security and violation of web resources. These products address “bad behavior” on network usage. Policing activities tend, however, to intimidate users and bad behavior goes underground and re-offending will generally occur. INTERScepter ™ assists staff to police their own behavior and guides them to do what is more efficient for the Company.

Competition is also realized from filtering software. Filters eliminate offending materials from the web but the INTERScepter ™ approach is one of self management rather than forced elimination.

Other products which provide reporting and presentation of gathered statistics, analytics and performance measurement also offer competition for the Company’s product.

There are other competitors in the market as well, however, they mainly supply the home market for parental control of the Internet. Some other products are hardware based and cover the aspect of INTERScepter ™ that controls bandwidth usage. In the Company’s opinion, no other product has the same total coverage as INTERScepter ™ .

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

The Company has outsourced its sales channels and has established or is in process of making alliances with distribution channels in numerous locations and, consequently, most of its sales are generated from these various sources. At this time there is no single reseller or group of resellers upon which the Company is dependent. In May 2004, the Company completed its agreement with Avnet Hall-Mark (since renamed Avnet Partner Solutions) to distribute INTERScepter, pre-installed on IBM hardware, through that company’s reseller channels. It is estimated that 50% of the Company’s U.S. Sales could come through that source over the next twelve months. Negotiations are being finalized to extend this arrangement to Australia.

Patents,	trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

The Company has registered product trade marks, trade names and logos in Australia and is now in the process of registering these items in the U.S. The Company is dependent on its trademark for INTERScepter ™ to distinguish its software from other products in the market and to create a market identity for its product. Patents are under consideration for version 2 of INTERScepter ™ .

At the present time there are no patents in effect upon which the Company is dependent. There are also no concession agreements, franchises, licenses, royalty agreements or labor agreements in effect at this time.

Government approval

The Company is not subject to direct governmental regulation in the conduct of its business.

Effect	of existing or probable governmental regulations on the business

At the present time, based on the Company’s business as now conducted, direct governmental regulation of its business is not anticipated.

The Company is, however, subject to the Sarbanes-Oxley Act in the conduct of its business as follows:

Sarbanes-	Oxley Act

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

Number of employees and number of full time employees

As of July 31, 2004, the total number of employees of the Company is ten (10) full-time employees of which nine (9) were engaged in production and sales activities and one (1) was engaged in administrative operations. The Company also uses the services of numerous part-time employees or contract service employees in the areas of product development, accounting and sales functions. Over the course of 2004 and early 2005 the Company anticipates that it will be increasing its full-time work force to 40 as needed to support its proposed growth, dependent on future sales prospects and the availability of capital.

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

Management’s Discussion and Analysis of recent activity and Plan of Operation

The July quarter was focused on growing our presence in the USA with new staff coming on board in Los Angeles and in Atlanta. The company also completed a number of major contracts that will facilitate its future growth. In Australia version 2 of the product is nearing formal release as beta testing has proceeded well. Results from clients has exceeded expectations in relation to the improvements and enhancements in functionality and performance.

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” earlier in this Form 10-QSB.

Plan of Operation

Funding

The visionGATEWAY business over the last two years has focused on product development and building its market positioning, presence and distribution channels. In recent months, the three key aspects of expenditure have been:

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

In the twelve months ended July 2004, Vision Nv has been able to acquire investment funds for working capital of approximately $800,000 from existing investors. This has enabled us to pay key creditors, cover the salaries of the development staff in Brisbane, office expenses in Brisbane, Sydney, San Diego and recently Los Angeles, the employment of new sales and marketing staff, pay the fees for outsourced services, and travel expenses related to the development of sales efforts in U.S., as well as trips to Asia for sales and investment.

The Company continues to obtain bridge financing to meet the key short term requirements of activating the distribution channels and related outsourced sales force in the U.S., ramping up the U.S. operational presence, and providing additional working capital for specific revenue related development projects. The bridging is to a main round of funding that is anticipated to close within the next six to twelve months in two tranches, to provide additional working capital for next stage growth in global markets. Any delay in obtaining the larger amounts of funding outlined above does not effect existing day-to-day operations that are funded by existing investors. Any delay in the receipt of these larger funding tranches would have the effect of delaying the next stage growth strategies that have been planned.

The Company anticipates that sales revenue will commence in last quarter of calendar 2004 in the U.S. and Australian markets, as the key strategic distribution arrangements, such as those with Avnet Partner Solutions, become operational.

Research & Development

In conjunction with new funding commitments from mid 2003 onwards, the R&D division was revamped and specific R&D plans were incorporated. This was enhanced with the opening of the Company’s new R&D Center in Brisbane during February 2004. The key component of this has been version 2.0 (“V2”) of INTERScepter ™ . V2 is currently in beta test and should be formally released by late September 2004 once patent filings have been submitted. V2 will provide enhanced sales potential in the Company’s growing market place.

Version 2.0 provides a number of major improvements over the current version 1.3. Apart from the change to a Linux operating environment for the INTERScepter ™ iGateway system component, there are a number of other improvements in functionality as listed below.

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

The INTERScepter ™ product provides the underlying Internet Resource Management platform on which other modules can be added. These will include modules provided by Vision Nv as well as specialist modules from third parties such as :

•	Whole of network traffic monitoring and analysis tools;

•	Facilities to monitor, control and charge Internet traffic over mobile telephony (including PDA’s with phones);

•	Facilities to monitor, control and charge VOIP traffic (an INTERScepter ™ Plus module to be available in 2004);

•	Specialist content review modules as “plug-ins”; and

•	Process improvement tools e.g. video conferencing - a strategic cooperative marketing alliance with a Texas based company is currently being finalized.

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

Distribution and Marketing

Current Sites – INTERScepter ™ is has been installed in 28 sites covering over 5,000 workstations and 45,000 users in three countries – Australia, U.S. and Malaysia.

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

The Company is also launching a series of Webinars across the U.S. over the next six months in conjunction with Avnet Partner Solutions. The first will be in September, to which hundreds of local educational institutions from various regions will be invited. The September event will be a visionGATEWAY sponsored Webinar focusing on “The Escalating Problems of Internet Usage in Education” as a means of educating the market on the issues associated with Internet Resource Management. Feedback so far has been very positive. The Webinar approach will also be used to introduce major new distribution deals that are currently being finalized, and to bring new channel partners into the program. This approach will enable access to a greater audience than would be possible with seminars in any specific location. The Company will also be enhancing its visibility in the market place by participating in selected major conferences for decision makers from all major market sectors.

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

Initiatives with new channels have resulted in a number of government departments and corporates agreeing to establish trials of INTERScepter ™ . A lot of the new interest also relates to the additional functionality that is available under V2.

While the distribution agreement is fully operational with Avnet Partner Solutions for North America, contracts are being finalized with their Australian operation for a similar and linked agreement. The key component of the arrangement is to take INTERScepter ™ on board in an “appliance” model variation where INTERScepter ™ will be linked to IBM brand servers and taken to Avnet’s resellers’ major clients.

Private Schools in Queensland – The Company has had a recent surge in interest in INTERScepter ™ from a number of private schools in the Brisbane area as a result of the performance at the Company’s existing client, St. Peter’s Lutheran College Indooropilly. The Company was referred by a technical service provider, Etherworks, who has now become a channel partner to service these clients and to sell to the many others in this segment.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1(1)	Agreement and Plan of Reorganization, dated February 27, 2004, by and among Chiropractic, Vision Nv, and the stockholders of Vision Nv.
2.2(1)	Addendum to the Agreement and Plan of Reorganization, dated February 27, 2004.
3.1(2)	Articles of Incorporation
3.2(2)	Bylaws of Chiropractic 21 International, Inc.
3.3(2)	Certificate of Amendment to Articles of Incorporation dated September 23, 1970.
3.4(2)	Certificate of Amendment to Articles of Incorporation dated October 29, 1970.
3.5(2)	Certificate of Amendment to Articles of Incorporation dated October 6, 1972.

3.6(2)	Certificate of Amendment to Articles of Incorporation dated November 4, 1980.
3.7(2)	Certificate of Amendment to Articles of Incorporation dated July 15, 1983.
3.8(2)	Certificate of Amendment to Articles of Incorporation dated December 29, 1999.
10.1(3)	Lease, dated February 15, 2004 by and between vision Gateway Pty Ltd and Masinello Holdings Pty Ltd.
10.2(3)	Lease Agreement, dated October 25, 2001, by and between visionGATEWAY and Executive Centre 133.
10.3(3)	HQ Global Workplaces Virtual Office Program Service Agreement, dated December 1, 2003 by and between the visionGATEWAY, Inc. and HQ Global Workplaces, Inc.
10.4(3)	Sublease, dated March 1, 2004, by and between Guidance Solutions, Inc. and visionGATEWAY, Inc.
10.5(3)	Buy/Sell Agreement, dated May 14, 2004, by and between visionGATEWAY, Inc. and AVNET, INC.
10.6(3)	Letter Agreement regarding Management Services by and between visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.
10.7(3)	Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.
10.8(3)	Letter Agreement regarding Employment of Michael Emerson by and between visionGATEWAY, Inc., Michael Emerson and MICEL Pty Ltd.
10.9(3)	Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and MICEL Pty Ltd.
10.10(3)	Employment Agreement, September 23, 2003, by and between visionGATEWAY, Inc. and Michael Bromley.
31.1	Certification by Michael Emerson, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Martin G. Wotton, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Michael Emerson, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Martin G. Wotton, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to 8-K12G3 filed with the Securities and Exchange Commission on April 7, 2004.
(2)	Incorporated by reference to 10-SB filed with the Securities and Exchange Commission on April 28, 2000.
(3)	Incorporated by reference to 10-KSB filed with the Securities and Exchange Commission on August 19, 2004.

(b)	Reports on Form 8-K

We furnished to the SEC a report on Form 8-K dated May 26, 2004, containing our May 26, 2004 Press Release related to our agreement with Avnet Hall-Mark’s ESP Program.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIONGATEWAY, INC.

By:	/s/ Michael F. Emerson
Michael F. Emerson Chief Executive Officer

Date: September 20, 2004