Form 10QSB
period 2004-10-31
VISIONGATEWAY INC
filed 2004-12-23
CIK 1112902

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           ----------------------

                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED October 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      Commission file number  0-30499

                      -------------------------------

                            VISIONGATEWAY, INC.
           (Exact name of Registrant as specified in its charter)

             Nevada                                 90-0015691
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

     12707 High Bluff Drive, Suite 200,
     San Diego, California                              92130
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code:  (858) 794-1416


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     As of October 31, 2004 there were 42,268,217 shares of the registrant's common stock outstanding.

   Transitional Small Business Disclosure Format. Yes [ ]. No [X].

                            VISIONGATEWAY, INC.

                                FORM 10-QSB
              FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004
                                   INDEX

                       PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheet at July 31, 2004 (unaudited)           1

     Consolidated Statements of Operations (unaudited)                 2

     Consolidated Statements of Stockholders' Deficit (unaudited)      3

     Consolidated Statements of Cash Flows (unaudited)                 4

     Notes to Consolidated Financial Statements (unaudited)            5

Item 2. Management's Discussion and Analysis or Plan of Operations    12

Item 3. Controls and Procedures                                       19

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                           19

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds 19

Item 3.   Defaults Upon Senior Securities                             19

Item 4.   Submission of Matters to a Vote of Security Holders         19

Item 5.   Other Information                                           19

Item 6.   Exhibits and Reports on Form 8-K                            20

                  PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

                       visionGATEWAY, Inc.
     Including the accounts of its wholly owned subsidiaries
                  [A Development Stage Company]
                    Consolidated Balance Sheet
                         October 31, 2004

                              ASSETS

Assets
   Current Assets
     Cash                                               $    3,988
     Other receivable                                       18,532
                                                        ----------
          Total current assets                              22,520
      Property (net)                                        30,333
      Deposits                                               4,261
                                                        ----------
              Total Assets                              $   57,114
                                                        ==========
              LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Current Liabilities:
  Accounts payable                                      $  803,835
  Accrued liabilities                                      164,741
  Related party payable - Note 6                           609,461
                                                        ----------
              Total Liabilities                         $1,578,037

Stockholders' Deficit:
  Preferred Stock   10,000,000 shares authorized,
   $.10 par value per share, nil outstanding

  Capital Stock   75,000,000 shares authorized having
   a par value of $.004 per share; 42,268,217 shares
   issued and outstanding - Note 4                         169,073
  Additional paid-in capital                               993,557
  Deficit accumulated during the development stage      (2,682,706)
  Accumulated foreign currency translation adjustment         (847)
                                                       -----------
              Total Stockholders' Deficit               (1,520,923)
                                                       -----------
         Total Liabilities and Stockholders' Deficit   $    57,114
                                                       ===========
         See accompanying notes to financial statements.

                       visionGATEWAY, Inc.
     Including the accounts of its wholly owned subsidiaries
                  [A Development Stage Company]
              Consolidated Statements of Operations
For the Period Ended October 31, 2004 and Year Ended April 30, 2004, and for the Period from Reactivation [November 30, 2001] through October 31, 2004

                                      3 mths        Year       Reactivation
                                      ended         Ended         through
                                    October 31,   April 30,     October 31,
                                       2004         2004            2004
Revenues                             $        0    $       0     $   53,406

Research & development                   97,596      187,273        542,790
General & administrative expenses       383,342      993,777      2,188,537
                                     ----------    ---------     ----------
Operating loss                         (480,938)  (1,181,050)    (2,677,921)
                                     ----------    ---------     ----------
Net Loss Before Income Taxes           (480,938)  (1,181,050)    (2,677,921)

Current Year Provision for Income Taxes       0            0              0
                                     ----------  -----------     ----------
Net Loss                             $ (480,938) $(1,181,050)   $(2,677,921)
                                     ==========  ===========     ==========
Other Comprehensive Income
   Unrealized gain(loss) on foreign
     Currency translation (net of tax)       (0)      40,666           (847)
Total Comprehensive Income (Loss)      (480,938)  (1,140,384)    (2,678,768)
                                     ==========  ===========     ==========
Loss Per Share                       $    (0.01) $     (0.03)    $    (0.08)
                                     ==========  ===========     ==========
Weighted Average Shares Outstanding  41,942,130   33,051,272     31,521,452
                                     ==========  ===========     ==========
         See accompanying notes to financial statements.

                       visionGATEWAY, Inc.
     Including the accounts of its wholly owned subsidiaries
                  [A Development Stage Company]
         Consolidated Statements of Stockholders' Deficit
For the Period Ended October 31, 2004 and Year Ended April 30, 2004, and for the Period from Reactivation [November 30, 2001] through October 31, 2004

                               Preferred   Preferred   Common     Common
                                Shares        Stock    Shares     Stock
Balance, November 30, 2001
(date of Reactivation)                 0    $      0  20,000,000  $ 20,000

Shares issued with acquisition
of two subsidiaries                                    2,600,000     2,600

Issued shares for cash and
services                                               5,625,000     5,625

Net loss for the period
ended April 30, 2002
                                 -------    --------  ----------  --------
Balance, April 30, 2002                0           0  28,225,000    28,225

Shares issued for cash and
services                                               1,000,000     1,000

Net loss for the year
ended April 30, 2003
                                 -------    --------  ----------  --------
Balance, April 30, 2003                0           0  29,225,000    29,225

Shares issued for cash and
services                                               6,815,500     6,816

Recapitalization pursuant to
merger with Chiropractic 21
International, Inc. 3/4/2004                           1,777,717   115,232

Net loss for the year
ended April 30, 2004
                                 --------   --------  ----------  --------
Balance, April 30, 2004                 0   $      0  37,818,217  $151,273
                                 ========   ========  ==========  ========
Shares issued for cash and
services                                               2,450,000     9,800

Net loss for the qtr
ended July 31, 2004
                                 --------   --------  ----------  --------
Balance, July 31, 2004                  0   $      0  40,268,217  $161,073

Issued shares for services
at par                                                 2,000,000     8,000

Net loss for the qtr
ended October 31, 2004
                                 --------   --------  ----------  --------
Balance, October 31, 2004               0   $      0  42,268,217  $169,073
                                 --------   --------  ----------  --------

[CONTINUED]
                       visionGATEWAY, Inc.
     Including the accounts of its wholly owned subsidiaries
                  [A Development Stage Company]
         Consolidated Statements of Stockholders' Deficit
For the Period Ended October 31, 2004 and Year Ended April 30, 2004, and for the Period from Reactivation [November 30, 2001] through October 31, 2004


                                                      Accum.
                               Additional             Foreign        Net
                                Paid-in   Accumulated Currency   Stockholders'
                                Capital      Deficit  Adjustment    Deficit
Balance, November 30, 2001
(date of Reactivation)         $(20,000)   $        0  $       0  $         0

Shares issued with acquisition
of two subsidiaries               1,782      (125,208)               (120,826)

Issued shares for cash and
services                         50,625                                56,250

Net loss for the period
ended April 30, 2002                         (223,779)   (15,658)    (239,437)
                               --------    ----------  ---------  -----------
Balance, April 30, 2002          32,407      (348,987)   (15,658)    (304,013)

Shares issued for cash and
services                         79,000                                80,000

Net loss for the year
ended April 30, 2003                         (295,261)   (25,855)    (321,116)
                               --------    ----------  ---------  -----------
Balance, April 30, 2003         111,407      (644,248)   (41,513)    (545,129)

Shares issued for cash and
services                        503,184                               510,000

Recapitalization pursuant to
merger with Chiropractic 21
International, Inc. 3/4/2004    (45,141)                               70,091

Net loss for the year
ended April 30, 2004                      (1,181,050)     40,666   (1,140,384)
                               --------   ----------  ----------  -----------
Balance, April 30, 2004        $569,450  $(1,825,298) $     (847) $(1,105,422)
                               ========   ==========  ==========  ===========
Shares issued for cash and
services                        232,106                               241,906

Net loss for the qtr
ended July 31, 2004                         (371,685)          0     (371,685)
                               --------   ----------  ----------  -----------
Balance, July 31, 2004         $801,556  $(2,196,983) $     (847) $(1,235,201)

Issued shares for services
at par                                                                  8,000

Net loss for the qtr
ended October 31, 2004                      (480,938)          0     (480,938)
                               --------   ----------  ----------  -----------
Balance, October 31, 2004      $801,556  $(2,677,921) $     (847) $(1,708,139)
                               --------   ----------  ----------  -----------

                  See accompanying notes to financial statements.

                       visionGATEWAY, Inc.
                  [A Development Stage Company]
              Consolidated Statements of Cash Flows
For the Period Ended October 31, 2004 and Year Ended April 30, 2004, and for the Period from Reactivation [November 30, 2001] through October 31, 2004


                                      Qtr           Year       Reactivation
                                      Ended         Ended         through
                                    October 31,   April 30,     October 31,
                                       2004         2004            2004
Cash Flows from Operating Activities
Net Loss                             $ (480,938)  $(1,181,050)   $(2,677,921)
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Depreciation and amortization           4,916         4,375          28,388
  Stock issued for services                   0             0               0
  Change in current assets                   (0)         (178)        (22,793)
  Increase in current liabilities       184,547       339,799         968,576
                                     ----------   -----------    ------------
Net Cash Used for Operating Activities (291,475)     (837,054)     (1,703,750)

Cash Flows from Investing Activities
  Purchase of property                       (0)      (19,235)        (58,835)

Cash Flows from Financing Activities
  Proceeds from borrowing               296,730       115,947         609,462
  Additional paid in Capital                 (0)      694,165       1,162,630

  Effect Of Exchange Rate on cash
  and cash Equivalents                    4,672        40,666          (5,519)

Net Increase/(Decrease) in Cash             583        (5,511)          3,988

Beginning Cash Balance                    3,405         8,935               0
                                    -----------   -----------    ------------
Ending Cash Balance                 $     3,988   $     3,424    $      3,988
                                    ===========   ===========    ============
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the year for
  interest                                  500           914           6,013
  Cash paid during the year for
  income taxes                                0             0               0

         See accompanying notes to financial statements.

                       visionGATEWAY, Inc.
                  [A Development Stage Company]
      Notes to Consolidated Financial Statements (unaudited)
                         October 31, 2004

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

        On March 4, 2004, the Company combined with Chiropractic 21 International, Inc., an inactive, public, Nevada corporation, for the purpose of recapitalization. The combination is accounted for as a reverse purchase.
        The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

        (b)  Income Taxes

        The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of October 31, 2004 is $0 due to the valuation allowance established as described in Note 3.

        (c)  Net Loss Per Common Share

        Net loss per common share is based on the weighted-average number of shares outstanding for visionGATEWAY shares for the respective periods and since November 2001.

                       visionGATEWAY, Inc.
                  [A Development Stage Company]
            Notes to Consolidated Financial Statements
                         October 31, 2004

NOTE 1      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[continued]

        (d)  Statement of Cash Flows

        For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $3,988 cash at October 31, 2004.

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

        (f)  Revenue Recognition

        The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue is recognized as products or projects are delivered or services are provided to customers. Uncollected, earned revenue is recorded in accounts receivable. Billed amounts deemed to be uncollectible are charged to bad debt expense. Revenue collected in advance is recorded as a liability until the earnings process is complete.

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

        (h)  Impairment of Long-Lived Assets

        The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant
                       visionGATEWAY, Inc.
                  [A Development Stage Company]
            Notes to Consolidated Financial Statements
                         October 31, 2004

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[continued]

        physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company did not make any such adjustments for the quarter ended October 31, 2004.

        (g) Recent Pronouncements

        In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before a liability has been incurred. The adoption of SFAS No. 146 did not materially impact the Company's consolidated results of operations, financial position, or cash flow.

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

        SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity ("SFAS No. 150") was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 became effective for the Company for new or modified financial instruments beginning June 1, 2003, and for existing instruments beginning June 28, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's Consolidated Financial Statements.

        In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

                       visionGATEWAY, Inc.
                  [A Development Stage Company]
            Notes to Consolidated Financial Statements
                         October 31, 2004


NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[continued]

        Management believes the Company has no guarantees that are required to be disclosed in the financial statements. The recognition provisions are to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN 45 did not have a material impact on the Company's financial statements.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51. FIN No. 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial statements.

                       visionGATEWAY, Inc.
                  [A Development Stage Company]
            Notes to Consolidated Financial Statements
                         October 31, 2004


NOTE 2  LIQUIDITY/GOING CONCERN

        The Company has accumulated losses through October 31, 2004 amounting to $2,677,921, has minimal assets, and has a net working capital deficiency at October 31, 2004.

        Management plans include continued development of its planned principal operations and seeking capital either through a private placement or public offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The company has agreed in principle to issue $10m of 8% convertible notes to its affiliate Aspen Corporation Limited for a total consideration of $10m. These notes will be convertible at the rate of $2.50 per share. The notes are due for conversion on a progressive basis, maturing in 10 years from their date of issue with interest paid quarterly in arrears.

NOTE 3  INCOME TAXES

        Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2024. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.
                                        NOL
            Description                Balance        Tax        Rate
           Federal Income Tax        $1,825,298     $620,601    34%
           Valuation allowance                      (620,601)
                                                    --------
           Deferred tax asset 4/30/04                     $0

        The allowance has increased $401,557 from $219,044 as of April 30, 2003.

                       visionGATEWAY, Inc.
                  [A Development Stage Company]
            Notes to Consolidated Financial Statements
                         October 31, 2004


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

        As a result of this combination, the Company's capital structure changed. The surviving company had authorized 10,000,000 shares of $0.10 par value preferred stock with no preferred shares issued and outstanding. Common stock authorized is 75,000,000, $0.004 par value. In the transaction, the Company's pre-reorganization 36,040,500 shares of common stock were converted, one for one, into Chiropractic common shares. The pre-reorganization 1,777,717 shares of common stock of Chiropractic were combined to make 37,818,217 common shares after recapitalization.

        On April 2, 2004, the Company had decided to issue 2,000,000 shares of preferred stock to a related party (which shares common ownership and management) for services, at par. The Company was to record the transaction at $200,000. The related party has been established to facilitate future investment in the Company. After further advice, the company determined not to issue preferred stock to its affiliate and has issued 2 million shares of common stock in place of the preferred stock, which is reflected in the balance sheet above.

        The Company issued additional shares of common stock in the quarter to July 31, 2004, in the following manner.

      # Shares                Issued to:               Issued for:
         500,000    Company officer/shareholder    Management services
          50,000    Individual                     Legal services
         750,000    Outside Professionals          Services
         650,000    Investor                       Cash contribution
         500,000    Creditor                       Loan settlement
      ----------
       2,450,000    Total
                       visionGATEWAY, Inc.
                  [A Development Stage Company]
            Notes to Consolidated Financial Statements
                         October 31, 2004


NOTE 5  PROPERTY

        Property consists primarily of computer equipment with the original cost of $58,835. Accumulated depreciation through October 31, 2004, is $28,501. Depreciation expense for the quarter ended October 31, 2004 was $4,916.

NOTE 6  RELATED PARTY PAYABLE

        Shareholders have advanced money to the Company in the amount of $609,461 for the purpose paying operating expenses and providing working capital. The outstanding balance in unsecured, non-interest bearing and payable on demand.

NOTE 7  LEASES

        The Company has entered into four offices leases, two in Australia and two in the USA.

      Location           Square Feet  Annual Payments      Other terms
      Brisbane              3,337      $60,480        Through February 2007
      Sydney                  377       25,200        Renewable annually(Nov.)
      San Diego, CA      Shared space    2,500        Renewable quarterly
      Marina del Rey, CA      300       13,800        Renewable annually(Mar.)
                                     ---------
                                     $ 101,980

         Rent expense includes car parking and other miscellaneous related expenses. For the quarter ended October 31 the expense was $43,412.

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

         Compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the amount the recipient must pay to acquire the stock. Unearned compensation, which is recorded as a separate component of stockholders' equity, as a result of the compensatory stock options is generally amortized to expense over the vesting periods of the underlying stock options. No compensation expense was recorded for these option grants.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

Forward-Looking Statements

     Statements made in this Form 10-QSB, particularly in this section, which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) the Company's ability to raise capital and (ii) statements preceded by, followed by or that include the words "may," "could," "should," "expects," "projects," "anticipates," "believes," "estimates," "plans," "intends," "targets," or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, either nationally, internationally or in the communities in which the Company conducts its business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, the Company's ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

     Accordingly, results actually received may differ materially from results expected in these statements. Forward-looking statements speak only as of the date they were made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date such statements were made.

Overview

Description of Business

     The Company is an Enterprise Software Solutions company in the commercialization stage. The Company, through its subsidiary corporations, is now engaged in the development, distribution and marketing of business software solutions with global distribution partners. Although total sales during its last two fiscal years were only approximately $42,000, the Company considers itself in the commercialization stage of its development rather than as a development stage enterprise, because its product, the INTERScepter TM software business program, its only product at this time, is ready for sale and distribution. The Company is presently primarily engaged in sales activities to develop markets for its product in conjunction with its
strategic partners.   The October quarter has seen an expansion of these
activities in the USA and Australia as major distribution arrangements have been finalized and commencement of market segment activities, particularly in Higher Education get underway.

     visionGATEWAY (through its Australian subsidiaries) has been operating for a total of four years, commencing in 2000. The Company's only product ("INTERScepter TM") is an Internet Resource Management software tool. This product is an enterprise business solution that helps to improve Company earnings by assisting organizations in understanding, managing and exploiting Internet usage and valuable resources, including bandwidth, systems and employee productivity. INTERScepter TM software empowers managers to effectively control, schedule and utilize costly Internet resources, while placing responsibility on users to self manage and modify their Internet usage behavior.

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

     The Company recognized a market opportunity for the development of software solutions to identify and redirect non-productive use of staff employees at work to profitable uses of their time and Internet availability. Based on the Company's preliminary investigations of market demand for this type of product, it believed that going ahead with the INTERScepter TM project was more than justified.

     The benefit of the Company's product to its customers is based upon improving productivity and reducing costs through the use of its software tools.

     The three primary industry segments for INTERScepter TM at present are:

     1. Education. INTERScepter TM was originally developed for the education environment to meter and cost control Internet usage by students and staff. It contains tailored functionality around the volume of Internet use, the type of Internet usage and functionality for improved learning in lecture and classroom activities. INTERScepter TM can reduce Internet cost and bandwidth usage; it can allocate costs to cost centers and allow students to be charged correctly according to their own personal use beyond base level quotas. Through its access policy facilities, it allows teachers to "regain control of the classroom" without having to revert to the IT department.

     2. Government.   INTERScepter TM allows government agencies to record
Internet traffic, the type of usage made and allows costs to be allocated against the proper budget. In the Company's opinion, significant benefits can be achieved through implementing Internet policy by use of the INTERScepter TM software. It provides the means to self manage the use of the Internet as well as reducing direct Internet and bandwidth costs.

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

     At this time the INTERScepter TM business software program is the Company's only product; however, the Company is involved in ongoing development of other software solutions for business and other purposes.

     The Company has an international presence. Its core software research and development team is based in Brisbane, Australia. The Australia/Asia office for marketing and distribution is close to Sydney, Australia. The Company's principal office will be located in San Diego, California. The main U.S. Sales and Distribution office has been established in Los Angeles, at Marina del Rey. Sales activities have commenced in Asia through the Company's Malaysian and Singapore channel partners. Major emphasis is currently being placed on driving the major strategic partnerships that have been put in place in the USA and Australia.

Sales and Marketing

     INTERScepter TM is marketed and sold as a business tool, not as a technical product, although it is, in the Company's opinion, technically robust and innovative. The sales proposition is primarily commercial and is targeted at senior management, not solely the IT department. The Company's business model is to use outsourced sales channels and to offer meaningful margins to its channel partners, which will encourage early and considerable commitment. The value chain in the product also provides substantial service revenue opportunities to channel partners. The Company offers significant product breadth to meet the holistic requirements in Internet Resource Management.

     The Company's strategic decisions, dependent on available capital, are based on rapidly building on an international scale. Three key sales channels will be utilized: sales acceleration firms, large technology resellers and niche technology firms. Additionally, the Company has set a price point and payment model that we believe will encourage product trial and adoption. This product distribution business model also facilitates further growth through the introduction of complementary products in the future.

     The majority of the Company's revenues will come from product licenses. As described above, the Company's only product is the INTERScepter TM software tool. It is sold through a network of distribution channels consisting of technology resellers and other distribution outlets, which the Company refers to as its "channel partners." It provides measurable added value to resellers with only marginal overheads.

     In the U.S., the Company has worked with a number of partners to assist in the development of opportunities in all segments. They have also assisted the Company to build a distribution and reseller network. In addition the Company has completed two major distribution arrangements. One of these is with Avnet Partner Solutions, a division of the $4.35 billion Avnet Technology Solutions operating group of Avnet, Inc. (NYSE: AVT). This arrangement now covers North America and Australia/New Zealand. Avnet Partner Solutions has incentivised it Business Development Managers to sign resellers as channel partners and help them drive customer sales. As a result of this activity the Company is currently negotiating with a number of new channel partners across USA and Canada. The other major distribution arrangement has been formed as a joint venture business known as ECCI-VGI Solutions in conjunction with Education Communications Consortia Inc. ("ECCI"). ECCI is a privately-held telecommunications management company, focused on technology applications and solutions for the education community. Since 1988, ECCI has exclusively served the education community, tailoring telecommunications products and services that focus on the needs of educational communities, enhancing service and lowering costs. Working in partnership with Colleges, Universities, and Independent Schools, a portion of all ECCI revenue is returned to their member institutions. ECCI currently serves over 400 Schools and Universities in the United States.

     As a result of these channel partner activities, the Company has end user opportunities that are being pursued across the U.S. with a number of Universities, Educational institutions, Government Departments, and Corporate enterprises. During the quarter as part of our expansion into the US Education market, trial installations were completed at DeVry University at their Pomona campus and also at private school in Colorado. ECCI-VGI Solutions is finalizing negotiations for the implementation of its bundled solution - ECCI
INTERNET TRACKER   with an East Coast University for commencement in January.
Three other are schools and colleges are discussing timing for implementation of the solutions in January. This is the commencement of a major ramp-up of take-up by existing ECCI clients of the Internet Resource Management solutions. The solution was highlighted by ECCI-VGI Solutions at the Educause 2004 Annual Conference in Denver, attended by over 1,000 schools, and the ACUTA Conference in St. Louis, both during October. As a result, the joint venture has received expressions of interest in the ECCI INTERNET TRACKER solution from schools and colleges in over 30 states across North America.

     Pricing for the INTERScepter TM is currently based around a three year contract License Pack followed by an ongoing Update Pack. In the three year license contract, pricing is based on the number of workstations accessing the Internet rather than the number of users in an organization.

     Under the ECCI-VGI Solutions joint venture with the ECCI INTERNET TRACKER solution, the basic program can be established at little or no cost to the educational institution; and in fact, provides the opportunity not only to allocate costs, but also to earn new, discretionary revenue from students' internet usage. Beyond the basic program, there are significant value-adding features of benefit to the institution including distributed management capability, cost allocation controls, risk reduction facilities, and extensive real-time reporting.

     Standard Channel Partners are contracted to the Company through a Channel Partner Agreement which sets out the terms and conditions of the arrangement, including responsibilities of the parties, product pricing, volume discounts, and channel partner commissions which vary according the value of product sold in a calendar year.

INTERScepter - The Internet Resource Management (IRM) Solution

     The Internet impacts every aspect of today's busy organization so it is no surprise that an organization can benefit from deploying INTERScepter TM to manage Internet resources.

     Internet Resource Management "(IRM)" is the Company's approach to helping organizations maximize their return on investment in Internet services. Unlike simple content filtering solutions, IRM calls for a more holistic approach to understanding and managing the constellation of Internet resources in any organization.

     Most organizations lack a comprehensive understanding of what Internet resources are being used and how, making it all but impossible to ensure they are being used productively, or to predict or plan for their growth. With IRM, an organization can monitor and report usage, set and enforce policies, and improve productivity.

Competition

     The Company does not believe that it has any direct competition with respect to its INTERScepter TM software program and it is not aware of any competitor offering the same complete solution with the full elements of the software for sale.

     There is, however, substantial indirect competition from products which address issues of immediate concern to clients such as Internet security and violation of web resources. These products address "bad behavior" on network usage. Policing activities tend, however, to intimidate users and bad behavior goes underground and re-offending will generally occur. INTERScepter TM assists staff to police their own behavior and guides them to do what is more efficient for the Company.

     Competition is also realized from filtering software. Filters eliminate offending materials from the web but the INTERScepter TM approach is one of self management rather than forced elimination.

     Other products which provide reporting and presentation of gathered statistics, analytics and performance measurement also offer competition for the Company's product.

     There are other competitors in the market as well, however, they mainly supply the home market for parental control of the Internet. Some other products are hardware based and cover the aspect of INTERScepter TM that controls bandwidth usage. In the Company's opinion, no other product has the same total coverage as INTERScepter TM.

     It must, nevertheless, be considered that competition in the business software industry is intense, with many companies making entries into the market every day. Most of the competitors in the industry are very large businesses with far greater resources than the Company in terms of capital, size and number of employees. The Company's growth will depend on many variables not in its control, including the ability to obtain additional funding for its operations and development plus many other unforeseen economic and competitive conditions.

Sources and availability of raw materials and the names of principal suppliers

     The Company is a producer of software and is not dependent on any one supplier for raw materials for its software products. The underlying technologies are built on publicly available components that are used in conjunction with other software products.

Dependence on one or a few customers

     The Company has outsourced its sales channels and has established or is in process of making alliances with distribution channels in numerous locations and, consequently, most of its sales are generated from these various sources. At this time there is no single reseller or group of resellers upon which the Company is dependent. In May 2004, the Company completed its agreement with Avnet Hall-Mark (since renamed Avnet Partner Solutions) to distribute INTERScepter, pre-installed on IBM hardware, through that company's reseller channels. It is estimated that 50% of the Company's U.S. Sales could come through that source over the next twelve months. Negotiations were finalized in September to extend this arrangement to Australia.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

     The Company has registered product trade marks, trade names and logos in Australia and is now in the process of registering these items in the U.S. The Company is dependent on its trademark for INTERScepter TM to distinguish its software from other products in the market and to create a market identity for its product. Patents are under consideration for version 2 of INTERScepter TM.

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

Effect of existing or probable governmental regulations on the business

     At the present time, based on the Company's business as now conducted, direct governmental regulation of its business is not anticipated.

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

The estimated amount of capital spent during each of the last two fiscal years on research and development activities, and the extent to which the cost of such activities are borne directly by its customers

     The estimated amount spent on research and development in the last two fiscal years is approximately $375,000. Research and Development expenditure is currently running at an annual rate of just under $400,000 based on the October quarter. All of these expenses have been borne by the Company.

Costs and effects of compliance with environmental laws (federal state and local)

     The Company has not had any significant cost or effect with respect to compliance with environmental laws, either in the U.S. or in Australia.

Number of employees and number of full time employees

     As of October 31, 2004, the total number of employees of the Company is fourteen (14) full-time employees of which twelve (12) were engaged in production and sales activities and two (2) was engaged in administrative operations. The Company also uses the services of numerous part-time employees or contract service employees in the areas of product development, accounting and sales functions. Over the course of 2005 the Company anticipates that it will be increasing its full-time work force to 40 as needed to support its proposed growth, dependent on future sales prospects and the availability of capital.

Reports to Security Holders

     The Company will voluntarily deliver to all Security holders an annual report which will contain audited financial statements.

     The Company regularly files reports with the Securities and Exchange Commission (the "Commission"). These reports include annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K.

     The public may read and copy any materials the Company files with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information about the Public Reference Room of the Commission by calling the Commission at 1 800 SEC 0330. The Commission also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically that may be accessed at the Commission's web site address: http://www.sec.gov.

Management's Discussion and Analysis of recent activity and Plan of Operation

The October quarter was focused on growing our presence in the USA with the focus on the new distribution arrangements with Avnet and ECCI as outlined above as well as promoting the company and product in key market segments, particularly higher education. The company now has a number of major contracts that will facilitate its future growth. In Australia enhancement of version 2 of the product has continued and feedback from clients who have trialing the product in live environments have exceeded expectations in relation to the improvements and enhancements in functionality and performance.

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled "Forward-Looking Statements" earlier in this Form 10-QSB.



Plan of Operation

Funding

     The visionGATEWAY business over the last two years has focused on product development and building its market positioning, presence and distribution channels. In recent months, the three key aspects of expenditure have been:

     * Building reseller networks and client opportunities through growth of its US base with the main sales/business development location near Los Angeles and Technical Support across the country;

     * Building new distribution channels in Australia and New Zealand in conjunction with the new arrangement with Avnet Partner Solutions; and

     * Enhancement of INTERScepter version 2 with significant enhancements in functionality and a new underlying platform in Linux for the iGateway component of the product.

     Since the beginning of 2004, Vision Nv has focused on arranging major funding that will enable it to take full advantage of the significant platform that has been built through its product development and distribution channels. We anticipate using this funding to drive sales in global markets with a key focus on the U.S. It also enables the Company to focus on some new product initiatives that are aligned to market needs and sales potential.

     In the twelve months ended October 2004, Vision Nv has been able to acquire investment funds for working capital of over $1,000,000 from existing investors. This has enabled us to pay key creditors, cover the salaries of the development staff in Brisbane, office expenses in Brisbane, Sydney, San Diego and Los Angeles, the employment of new sales and marketing staff, pay the fees for outsourced services, and travel expenses related to the development of sales efforts in U.S. and Australia.

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

     The Company anticipates that sales revenue will now commence in the quarter of calendar 2005 in the U.S. and Australian markets, as the key strategic distribution arrangements, such as those with Avnet Partner Solutions and ECCI, step up their operations. Already installations have commenced in educational institutions that will begin revenue during early 2005.

     The company has agreed in principle to issue $10m of 8% convertible notes to its affiliate Aspen Corporation Limited for a total consideration of $10m. These notes will be convertible at the rate of $2.50 per share. The notes are due for conversion on a progressive basis, maturing in 10 years from the date of issue with interest paid quarterly in arrears. This will provide an underlying funding base for the projected growth over the next two years.

     As a result of the increased activity and strong distribution arrangements that are now in place, the Company has also been approached by two US based companies that wish to assist in funding activities. The Company is considering these approaches as part of its overall funding approach.

Research & Development

     In conjunction with new funding commitments from mid 2003 onwards, the R&D division has been revamped and specific R&D plans incorporated. This was enhanced with the opening of the Company's new R&D Center in Brisbane during February 2004. The key component of this has been version 2.0 ("V2") of
INTERScepter   . V2 is currently being trialed by a number of clients in
Australia and USA. V2 provides enhanced sales potential in the Company's growing market place.

     Version 2.0 provides a number of major improvements over the previous version 1.3. Apart from the change to a Linux operating environment for the
INTERScepter   iGateway system component, there are a number of other
improvements in functionality as listed below.

     * Port Management
      * Simplified and More Flexible Directory Structure
      * Intranet Based Management
      * Refreshed Intranet Interfaces
      * Client Notifications System
      * Web based user identification

     As a result of global exposure to the Vision Nv Business Model through investor forums and reseller networks, there is significant interest from other businesses for the Company to consider adding on synergistic product modules and expand the product offering.

     The INTERScepter   product provides the underlying Internet Resource
Management platform on which other modules can be added. These will include modules provided by Vision Nv as well as specialist modules from third parties such as :

     * Whole of network traffic monitoring and analysis tools;
     * Facilities to monitor, control and charge Internet traffic over wi-fi networks as well as mobile telephony (including PDA's with phones);
     * Facilities to monitor, control and charge VOIP traffic;
     * Specialist content review modules as "plug-ins"; and
     * Process improvement tools e.g. video conferencing - a strategic cooperative marketing alliance with a Texas based company is currently being finalized.

Business Strategy

     The strategy to be adopted for the development of a strong, sustainable market for these products across key global markets incorporates a number of elements including:

     * The continuing development or acquisition of innovative technology products providing business solutions to the market;

     * The strengthening of a global market presence, a clear corporate and product identity, branding, and wide promotion of the brand(s); and

     * The growth of distribution channels through resellers and OEM's with strong dedicated sales teams to directly market the products to their own existing and potential clients.

     These proposals and initiatives are integral components of a co-coordinated marketing strategy designed to exploit the identified key market segments and distribution channels to maximize the potential for the successful and profitable distribution of the products globally.

Distribution and Marketing

     Current Sites - INTERScepter TM is has been installed in 33 sites covering over 5,000 workstations and 50,000 users in three countries Australia, U.S.A. and Malaysia.

     Significant New Sales Initiatives are underway in U.S. and Australia.

     With new investor funding flowing and the listing event completed, the Company's focus is to drive sales. In the U.S., the new team members, in conjunction with the new distribution channels, are active with sales opportunities across the U.S. with Michael Emerson driving the team from the Company's base in Los Angeles. The Company has also commenced a recruitment campaign for new Business Development and Pre-Sales Technical staff across the U.S. to support the strategic partnerships that have been and are being completed.

     The Company has also been promoting itself in the marketplace, initially with a focus on Higher Education, to leverage from its origins and also from the ECCI joint venture. This has occurred in two key ways. The first has been through a series visionGATEWAY sponsored Webinars and Seminars focusing on "The Escalating Problems of Internet Usage in Education" as a means of educating the market on the issues associated with Internet Resource Management. We have brought together a panel of Higher Education experts in Law, IT, Finance and Consulting that has proven very successful. Feedback so far has been very positive. The Company has also been enhancing its visibility in the market place by participating in selected major conferences for decision makers from all major market sectors. Recently for the Higher Education market we were involved in the conferences for NACUBO, Educause and ACUTA - they had over 8,000 participants between them representing many thousands of schools. The resultant exposure has led to a significant and immediate increase in interest in our products by over 60 universities and
colleges with over 800,000 students.   This is in addition to the 400 schools
and colleges that already part of the ECCI client base. We also participated at the Avnet Partner Solutions annual conference for its IBM resellers with over 1,000 attending. This has already led to new channel partner opportunities.

     The Company now has sixteen channel partners in the U.S. and are in negotiations with six other major companies. They are providing a good spread over Education, Government and Corporate markets. Some of these new signings include specialist consulting and technology security firms.

     Activities in the Australasia region have been enhanced with the completion of the Avnet distribution agreement for that region. Since then five new channel partners have signed and have commenced business development activities that will lead to sales in the first quarter of calendar 2005.

     Initiatives with these new channels have resulted in a number of government departments and corporates agreeing to establish trials of INTERScepter TM. A lot of the new interest is also attirbutable to the additional functionality that is available under V2. These is also special interest in a special "Lite" version of INTERScepter that will provide "Location Access Control" in schools to facilitate classroom control of internet usage by teachers. A number of schools have already requested the special system for installation in January.

     The key component of the Avnet arrangement is to take INTERScepter TM on board in an "appliance" model variation where INTERScepter TM will be linked to IBM brand servers and taken to Avnet's resellers' major clients. Through this link with IBM there are opportunities to leverage that company's resources and client base.

Item 3.  Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.


                    Part II OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

         (a). Exhibits


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

10.6(3) Letter Agreement regarding Management Services by and between visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.


10.7(3) Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.

10.8(3) Letter Agreement regarding Employment of Michael Emerson by and between visionGATEWAY, Inc., Michael Emerson and MICEL Pty Ltd.

10.9(3) Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and MICEL Pty Ltd.

10.10(3)Employment Agreement, September 23, 2003, by and between visionGATEWAY, Inc. and Michael Bromley.

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

(b) Reports on Form 8-K

We furnished to the SEC a report on Form 8-K dated September 24, 2004, related to our agreement with Education Communications Consortia Inc for a joint venture known as ECCI-VGI Solutions.

                            SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         VISIONGATEWAY, INC.


                                         By:     /s/ Michael F. Emerson
                                                     Michael F. Emerson
                                                     Chief Executive Officer
Date: December 22, 2004