Form 10QSB
period 2005-01-31
VISIONGATEWAY INC
filed 2005-03-21
CIK 1112902

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           ----------------------

                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED January 31, 2005

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

     As of January 31, 2005 there were 42,268,217 shares of the registrant's common stock outstanding.

   Transitional Small Business Disclosure Format. Yes [ ]. No [X].

                            VISIONGATEWAY, INC.

                                FORM 10-QSB
              FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005
                                   INDEX

                       PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheet at January 31, 2005 (unaudited)        1

     Consolidated Statements of Operations (unaudited)                 2

     Consolidated Statements of Cash Flows (unaudited)                 4

     Notes to Consolidated Financial Statements (unaudited)            5

Item 2. Management's Discussion and Analysis or Plan of Operations    15

Item 3. Controls and Procedures                                       25

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                           25

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds 25

Item 3.   Defaults Upon Senior Securities                             25

Item 4.   Submission of Matters to a Vote of Security Holders         25

Item 5.   Other Information                                           25

Item 6.   Exhibits and Reports on Form 8-K                            26

                  PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

                       visionGATEWAY, Inc.
     Including the accounts of its wholly owned subsidiaries
                  [A Development Stage Company]
                    Consolidated Balance Sheet
                        January 31, 2005

                              ASSETS

Assets
   Current Assets
     Cash                                               $      259
     Other receivable                                            0
                                                        ----------
          Total current assets                                 259
      Property (net)                                        24,833
      Deposits                                               4,261
                                                        ----------
              Total Assets                              $   29,353
                                                        ==========
              LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Current Liabilities:
  Accounts payable                                      $  901,362
  Accrued liabilities                                      216,779
  Related party payable - Note 6                           783,619
                                                        ----------
              Total Liabilities                         $1,901,760

Stockholders' Deficit:
  Preferred Stock   10,000,000 shares authorized,
   $.10 par value per share, nil outstanding                     0

  Capital Stock   75,000,000 shares authorized having
   a par value of $.004 per share; 42,268,217 shares
   issued and outstanding - Note 4                         169,073
  Additional paid-in capital                               990,614
  Deficit accumulated during the development stage      (3,015,984)
  Accumulated foreign currency translation adjustment      (16,110)
                                                       -----------
              Total Stockholders' Deficit               (1,872,407)
                                                       -----------
         Total Liabilities and Stockholders' Deficit   $    29,353
                                                       ===========
         See accompanying notes to financial statements.

                       visionGATEWAY, Inc.
     Including the accounts of its wholly owned subsidiaries
                  [A Development Stage Company]
              Consolidated Statements of Operations
For the Three and Nine Month Periods Ended January 31, 2005, and for the Period from Reactivation [November 30, 2001] through January 31, 2005

                                      3 mths        9 mths      Reactivation
                                      ended         Ended         through
                                    January 31,  January 31,     January 31,
                                       2005         2005            2005
Revenues                             $        0    $       0     $   53,406

Research & development                   79,740      248,681        622,522
General & administrative expenses       261,058      942,005      2,446,868
                                     ----------    ---------     ----------
Operating loss                         (340,798)  (1,190,686)    (3,015,984)
                                     ----------    ---------     ----------
Net Loss Before Income Taxes           (340,798)  (1,190,686)    (3,015,984)

Current Year Provision for Income Taxes       0            0              0
                                     ----------  -----------     ----------
Net Loss                             $ (340,798) $(1,190,686)   $(3,015,984)
                                     ==========  ===========     ==========
Other Comprehensive Income
   Unrealized gain(loss) on foreign
     Currency translation (net of tax)   (7,201)     (15,263)       (16,110)
Total Comprehensive Income (Loss)      (347,999)  (1,205,949)    (3,032,094)
                                     ==========  ===========     ==========
Loss Per Share                       $    (0.01) $     (0.03)    $    (0.09)
                                     ==========  ===========     ==========
Weighted Average Shares Outstanding  42,268,217   41,359,703     32,375,253
                                     ==========  ===========     ==========
         See accompanying notes to financial statements.

                       visionGATEWAY, Inc.
                  [A Development Stage Company]
              Consolidated Statements of Cash Flows
For the Three & Nine Months Ended January 31, 2005 and for the Period from
       Reactivation [November 30, 2001] through January 31, 2005

                                  Three Months    Nine Months   Reactivation
                                      Ended         Ended         through
                                    January 31,   January 31,    January 31,
                                       2005         2005            2005
Cash Flows from Operating Activities
Net Loss                             $ (340,798)  $(1,190,686)    $(3,015,984)
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Depreciation and amortization           5,297        15,246          33,801
  Stock issued for services                   0      (200,000)              0
  Change in current assets               18,532        18,532          (4,261)
  Increase in current liabilities       149,378       474,884       1,118,142
                                     ----------   -----------    ------------
Net Cash Used for Operating Activities (167,591)     (882,024)     (1,868,302)

Cash Flows from Investing Activities
  Purchase of property                        0       (15,729)        (58,635)

Cash Flows from Financing Activities
  Proceeds from borrowing               170,981       470,887         783,619
  Additional paid in Capital                  0       438,964       1,159,687

  Effect Of Exchange Rate on cash
  and cash Equivalents                   (7,201)      (15,263)        (16,110)

Net Increase/(Decrease) in Cash          (3,811)       (3,165)            259

Beginning Cash Balance                    4,070         3,424               0
                                    -----------   -----------    ------------
Ending Cash Balance                 $       259   $       259    $        259
                                    ===========   ===========    ============
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the year for
  interest                                2,060         7,687          12,320
  Cash paid during the year for
  income taxes                                0             0               0

         See accompanying notes to financial statements.

                       visionGATEWAY, Inc.
                  [A Development Stage Company]
      Notes to Consolidated Financial Statements (unaudited)
                         January 31, 2005

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (a) Organization

         visionGATEWAY, Inc. (the Company) was organized on September 13, 1999, as Peninsula Web Pages, Inc., under the laws of the State of Nevada. It essentially became dormant until November 30, 2001, when its name was changed to visionGATEWAY, Inc. and it acquired two companies. The Company is now a holding company for the software business now being organized in these two wholly owned subsidiaries. Both subsidiaries are Australian corporations; visionGATEWAY Pty Ltd, a distribution and marketing company, and Software Innovisions Pty Ltd, a software development company. The consolidated company is an Enterprise Software Solutions company in the commercialization stage.
It is currently growing its planned principal operations, which is development, distribution, and marketing of business software solutions for Internet Resource Management. The accompanying financial statements include the accounts of the Company as well as its wholly owned subsidiaries. All intercompany transactions have been eliminated.

         On March 4, 2004, the Company combined with Chiropractic 21 International, Inc., an inactive public Nevada corporation, for the purpose of recapitalization. The combination is accounted for as a reverse purchase.

         The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

          (b)  Income Taxes

         The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes.
The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of January 31, 2005 is $0 due to the valuation allowance established as described in Note 3.

          (c)  Net Loss Per Common Share

         Net loss per common share is based on the weighted-average number of shares outstanding for visionGATEWAY shares for the respective periods and since November 2001.

                      visionGATEWAY, Inc.
                  [A Development Stage Company]
           Notes to Consolidated Financial Statements
                        January 31, 2005

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          [continued]

               (d)  Statement of Cash Flows

         For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $259 cash at January 31, 2005.

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


          (g)  Foreign Currency Translation

         Foreign currency exchange transactions and translation are accounted for pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The functional currency of the non-USA based operating entities is the Australian Dollar. All numbers in these financial statements have been converted to U.S. dollars, unless specifically stated otherwise.

         (h)   Impairment of Long-Lived Assets

         The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant
                      visionGATEWAY, Inc.
                  [A Development Stage Company]
           Notes to Consolidated Financial Statements
                        January 31, 2005

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[continued]

         physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company did not make any such adjustments for the quarter ended January 31, 2005.


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

                      visionGATEWAY, Inc.
                  [A Development Stage Company]
           Notes to Consolidated Financial Statements
                        January 31, 2005


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

NOTE 2    LIQUIDITY/GOING CONCERN

         The Company has accumulated losses through January 31, 2005 amounting to $3,015,984, has minimal assets, and has a net working capital deficiency at January 31, 2005.

         Management plans include continued development of its planned principal operations and seeking capital either through a private placement or public offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         A fund raising is underway through an affiliate, Aspen Corporation Limited, of the Company's major shareholder in Australia. The resultant funds will be provided to the company through the issue of up to $10m of 8% convertible notes. These notes would be convertible at the rate of $2.50 per share. The notes would be due for conversion on a progressive basis, maturing in 10 years from their date of issue with interest paid quarterly in arrears. It is anticipated that these funds will begin flow to the Company from April of 2005.

NOTE 3    INCOME TAXES

         Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2024. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.
                                                   NOL
       Description                               Balance     Tax     Rate
   Federal Income Tax                          $1,825,298   $620,601  34%
   Valuation allowance                                      (620,601)
                                                            --------
        Deferred tax asset 4/30/04                          $      0

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

# Shares  Issued to:                               Issued for:
  500,000 Company officer/shareholder           Management services
   50,000 Individual                            Legal services
  750,000 Outside Professionals                 Services
  650,000 Investor                              Cash contribution
  500,000 Creditor                              Loan settlement
---------
2,450,000 Total

NOTE 5    PROPERTY

         Property consists primarily of computer equipment with the original cost of $58,835. Accumulated depreciation through January 31, 2005, is $34,002. Depreciation expense for the quarter ended January 31, 2005 was $5,297.

NOTE 6    RELATED PARTY PAYABLE

         Shareholders have advanced money to the Company in the amount of $783,619 for the purpose paying operating expenses and providing working capital. The outstanding balance is unsecured, non- interest bearing and payable on demand.

NOTE 7    LEASES

         The Company has entered into four offices leases, two in Australia and two in the USA.

Location         Square Feet  Annual Payments        Other terms
Brisbane            3,337       $  60,480          Through February 2007
Sydney                377          25,200          Renewable annually (Nov.)
San Diego, CA  Shared space         2,500          Renewable quarterly
Marina del Rey, CA    300          13,800          Renewable annually (Mar.)
                                 --------
                                 $101,980

Rent expense includes car parking and other miscellaneous related expenses. For the quarter ended January 31 the expense was $44,931.

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

Overview

Description of Business

   The Company is an Enterprise Software Solutions company in the commercialization stage. The Company, through its subsidiary corporations, is now engaged in the development, distribution and marketing of business software solutions with global distribution partners. Although total sales during its last two fiscal years were only approximately $42,000, the Company considers itself in the commercialization stage of its development rather than as a development stage enterprise, because its product, the INTERScepter software business program, its only product at this time, is ready for sale and distribution. To date, the company has installed the product at 35 sites in USA, Australia and Asia, primarily for evaluation, marketing and reference
sites.   The Company is presently primarily engaged in sales activities to develop markets for its product in conjunction with its strategic partners. The January quarter has seen an expansion of these activities in the USA and Australia, as major distribution arrangements have been finalized and commencement of market segment activities, particularly in higher education, telecommunications, healthcare and various public and private enterprises get underway. Further global expansion is set to commence in April as more fully described herein.

   visionGATEWAY (through its Australian subsidiaries) has been operating for almost five years, commencing in 2000. The Company's only product ("INTERScepter ") is an Internet Resource Management software tool. This product is an enterprise business solution that helps to improve Company earnings by assisting organizations in understanding, managing and exploiting Internet usage and valuable resources, including bandwidth, systems and
employee productivity. INTERScepter   software empowers managers to
effectively control, schedule and utilize costly Internet resources, while placing responsibility on users to self manage and modify their Internet usage behavior.

   The Internet is an ever growing global communications and commerce medium. Traditional organizations (both government and corporate) continue to demonstrate a significant growth in their need for integration of Internet based technologies into their core business and marketing needs. As a result, chief operating and financial officers and managers of business units are faced with three very compelling issues:

     1. Managing large amounts of information from the Internet while meeting their corporate and government obligations.
     2. Measuring and managing the growing non-productive use of the Internet by staff at work, who use the Internet while at work for non-productive, personal purposes.
     3. Maintaining secure and private internet access for staff, while reducing risk and liability relative to internet usage.

   The Company recognized a market opportunity for the development of software solutions to identify and redirect non-productive use of staff employees at work to profitable uses of their time and Internet availability, while maintaining security and privacy. Based on the Company's preliminary investigations of market demand for this type of product, it believed that
moving forward with the INTERScepter   project was more than justified.

   The benefit of the Company's product to its customers is based upon improving productivity and reducing costs through the use of its software tools.

   The three primary industry segments for INTERScepter   at present are:

     1.   Education .  INTERScepter   was originally developed for the
          education environment to meter and cost control Internet usage by students and staff. It contains tailored functionality around the volume of Internet use, the type of Internet usage and functionality for improved learning in lecture and classroom
          activities. INTERScepter   can reduce Internet cost and bandwidth
          usage; it can allocate costs to cost centers and allow students to be charged correctly according to their own personal use beyond base level quotas. Through its access policy facilities, it allows teachers to "regain control of the classroom" without having to revert to the IT department.
     2.   Government.   INTERScepter   allows government agencies to record
          Internet traffic, the type of usage made and allows costs to be allocated against the proper budget. In the Company's opinion, significant benefits can be achieved through implementing Internet
          policy by use of the INTERScepter   software. It provides the
          means to self manage the use of the Internet as well as reducing direct Internet and bandwidth costs.
     3.   Private Enterprise.   Businesses have a need to maximize
          productivity to achieve better performance to stakeholders through a combination in top line performance or bottom line cost reduction. The product allows for both outcomes and can be focused on a particular business objective or a series of them as required. It benefits the business with a growth agenda or one that is looking to streamline costs.

   At this time the INTERScepter   business software program is the Company's
only product; however, the Company is involved in ongoing development of other software solutions for business and other purposes.

   The Company has an international presence. Its core software research and development team is based in Brisbane, Australia. The Australia/Asia office for marketing and distribution is close to Sydney, Australia. The Company's principal office is located in San Diego, California. The main U.S. Sales and Distribution office is in Los Angeles, at Marina del Rey, California. Sales activities have commenced in Asia through the Company's Malaysian and Singapore channel partners. Currently, the Company is in the relationship-building/partnership phase for marketing and sales activities through product bundling for Western Europe and China, particularly in the area of telecommunications. Major emphasis is concurrently being placed on driving the major strategic partnerships and sales channels that have been put in place in the USA and Australia.


Sales and Marketing

   INTERScepter   is marketed and sold as a business tool, not as a technical product, although it is, in the Company's opinion, technically robust and innovative. The sales proposition is primarily commercial and is targeted at senior management and not solely the IT department. The Company's business model is to use outsourced sales channels and to offer meaningful margins to its channel partners, which will encourage early and considerable commitment. The value chain in the product also provides substantial recurring service revenue opportunities to channel partners. The Company offers significant product breadth to meet the holistic requirements in Internet Resource Management.

   The Company's strategic decisions, dependent on available capital, are based on rapidly building on an international scale. Three key sales channels will be utilized: strategic partnerships, large technology resellers and niche technology firms. Additionally, the Company has set a price point and payment model that we believe encourages product trial and sale. This product distribution business model also facilitates further growth through the introduction of complementary products in the future.

   The majority of the Company's revenues will come from product licenses. As
described above, the Company's only product is the INTERScepter   software
tool. It is sold through a network of distribution channels consisting of technology resellers and other distribution outlets, which the Company refers to as its "channel partners." It provides measurable added value to resellers with only marginal overheads.

   In the U.S., the Company has worked with a number of partners to assist in the development of opportunities in all segments. They have also assisted the Company to build a distribution and reseller network. In addition the Company has completed two major distribution arrangements. One of these is with Avnet Partner Solutions, a division of the $4.35 billion Avnet Technology Solutions operating group of Avnet, Inc. (NYSE: AVT). This arrangement now covers North America and Australia/New Zealand. With the Company's expansion into Europe, Avnet Partners are being solicited in those areas to distribute a bundled solution. Avnet Partner Solutions has incentivised its Business Development Managers to sign resellers as channel partners and help them drive customer sales. As a result of this activity the Company is currently negotiating with a number of new channel partners across USA and Canada. The other major distribution arrangement has been formed as a joint venture business known as ECCI-VGI Solutions in conjunction with Education Communications Consortia Inc. ("ECCI"). ECCI is a privately-held telecommunications management company, focused on technology applications and solutions for the education community. Since 1988, ECCI has exclusively served the education community, tailoring telecommunications products and services that focus on the needs of educational communities, enhancing service and lowering costs. Working in partnership with Colleges, Universities, and Independent Schools, a portion of all ECCI revenue is returned to their member institutions.

   Additionally, ECCI announced in January 2005, its strategic partnership with NetWolves Corp.., (NASDAQ:WOLV), a global network continuity and security provider that supports in excess of 1,000 companies in more than 65 countries. visionGATEWAY intends on leveraging its relationship with ECCI/NetWolves to increase its sales efforts in the education and corporate markets.

     As a result of these channel partner activities, the Company has end user opportunities that are being pursued across the U.S. with a number of Universities, Educational institutions, Government Departments, and Corporate enterprises. During the quarter as part of our expansion into the US Education market, trial installations and proofs of concept are being completed at DeVry University at their Pomona campus and also at Fountain Valley School in Colorado. ECCI-VGI Solutions is finalizing negotiations for the
implementation of its bundled solution - ECCI INTERNET TRACKER   with an East
Coast University for commencement in April. Three other are schools and colleges are discussing timing for implementation of the solutions in April and May of 2005. This is the commencement of a major ramp-up of take-up by existing ECCI clients of the Internet Resource Management solutions. After the initial highlight by ECCI-VGI Solutions at the Educause 2004 Annual Conference in Denver as well as two ACUTA Conferences in St. Louis and San Antonio, the joint venture has received interest for trialing the ECCI INTERNET TRACKER solution from schools and colleges in over 30 states across the U.S.

   Pricing for INTERScepter   is currently based around a three year contract
License Pack followed by an ongoing Update Pack. In the three year license contract, pricing is based on the number of workstations accessing the Internet rather than the number of users in an organization.

   Under the ECCI-VGI Solutions joint venture with the ECCI INTERNET TRACKER solution, the basic program can be established at little or no cost to the educational institution; and in fact, provides the opportunity not only to allocate costs, but also to earn new, discretionary revenue from students' internet usage. This new discretionary revenue opportunity for schools is significant in that during the past several years, schools have lost revenues from long distance billing due to the student population's overwhelming access to cellular phones. Schools are able to recapture some of this lost revenue. Beyond the basic program, there are significant value-adding features of benefit to the institution including distributed management capability, cost allocation controls, risk reduction facilities, and extensive real-time reporting.

   Standard Channel Partners are contracted to the Company through a Channel Partner Agreement which sets out the terms and conditions of the arrangement, including responsibilities of the parties, product pricing, volume discounts, and channel partner commissions which vary according the value of product sold in a calendar year.

INTERScepter   The Internet Resource Management (IRM) Solution

   The Internet impacts every aspect of today's busy organization so it is no
surprise that an organization can benefit from deploying INTERScepter   to
manage Internet resources.

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

Competition

   The Company does not believe that it has any direct competition with
respect to its INTERScepter   software program and it is not aware of any
competitor offering the same complete solution with the full elements of the software for sale.

   There is, however, substantial indirect competition from products which address issues of immediate concern to clients such as Internet security and violation of web resources. These products address "bad behavior" on network usage. Policing activities tend, however, to intimidate users and bad behavior
goes underground and re-offending will generally occur. INTERScepter   assists
staff to police their own behavior and guides them to do what is more efficient for the Company.

   Competition is also realized from filtering software. Filters eliminate
offending materials from the web but the INTERScepter   approach is one of
self management rather than forced elimination.

   Other products which provide reporting and presentation of gathered statistics, analytics and performance measurement also offer competition for the Company's product.

   There are other competitors in the market as well, however, they mainly supply the home market for parental control of the Internet. Some other
products are hardware based and cover the aspect of INTERScepter   that
controls bandwidth usage. In the Company's opinion, no other product has the
same total coverage as INTERScepter   .

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

Dependence on one or a few customers

   The Company has outsourced its sales channels and has established or is in process of making alliances with distribution channels in numerous locations and, consequently, most of its sales are generated from these various sources. At this time there is no single reseller or group of resellers upon which the Company is dependent. In May 2004, the Company completed its agreement with Avnet Hall-Mark (since renamed Avnet Partner Solutions) to distribute INTERScepter, pre-installed on IBM hardware, through that company's reseller channels. It is estimated that 50% of the Company's U.S. Sales could come through that source over the next twelve months. Negotiations were finalized
in September to extend this arrangement to Australia.   The Company plans to
extend Avnet's reseller channel relationship to Western Europe in April and May of 2005.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

   The Company has registered product trade marks, trade names and logos in Australia and is now in the process of registering these items in the U.S. The Company is dependent on its trademark for INTERScepter to distinguish its software from other products in the market and to create a market identity for its product. Patents are under consideration for Version 2 of INTERScepter .

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

The estimated amount of capital spent during each of the last two fiscal years on research and development activities, and the extent to which the cost of such activities are borne directly by its customers

   The estimated amount spent on research and development in the last two fiscal years is approximately $400,000. Research and Development expenditure is currently running at an annual rate of just under $350,000 based on the January quarter. All of these expenses have been borne by the Company.

Costs and effects of compliance with environmental laws (federal state and local)

   The Company has not had any significant cost or effect with respect to compliance with environmental laws, either in the U.S. or in Australia.

Number of employees and number of full time employees

   As of January 31, 2005, the total number of employees of the Company is fourteen (14) full-time employees of which twelve (12) were engaged in production and sales activities and two (2) was engaged in administrative operations. The Company also uses the services of numerous part-time employees or contract service employees in the areas of product development, accounting and sales functions. Over the course of 2005 the Company anticipates that it will be increasing its full-time work force to 30 as needed to support its proposed growth, dependent on future sales prospects and the availability of capital.

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

Management's Discussion and Analysis of recent activity and Plan of Operation

The January quarter was focused on growing our presence in the USA with the focus on leveraging from the new distribution arrangements with Avnet and ECCI as outlined above as well as promoting the company and product in key market segments, particularly higher education. The company now has a number of major contracts that will facilitate its future growth. In Australia enhancement of Version 2 of the product has continued and feedback from clients who have trialing the product in live environments have exceeded expectations in relation to the improvements and enhancements in functionality and performance.

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

   Since the beginning of 2004, the Company has focused on arranging major funding that will enable it to take full advantage of the significant platform that has been built through its product development and distribution channels. We anticipate using this funding to drive sales in global markets with a key focus on the U.S. It also enables the Company to focus on some new product initiatives that are aligned to market needs and sales potential.

   In the twelve months ended January 2005, the Company has been able to acquire investment funds for working capital of over $1,000,000 from existing investors. This has enabled us to pay key creditors, cover the salaries of the development staff in Brisbane, office expenses in Brisbane, Sydney, San Diego and Los Angeles, the employment of new sales and marketing staff, pay the fees for outsourced services, and travel expenses related to the development of sales efforts in U.S. and Australia.

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

   The Company anticipates that sales revenue will commence in the second quarter of calendar 2005 in the U.S. and Australian markets, as the key strategic distribution arrangements, such as those with Avnet Partner Solutions and ECCI, step up their operations. Already installations have commenced in educational institutions that will begin revenue during next quarter of 2005.

   A fund raising is underway through an affiliate, Aspen Corporation Limited, of the Company's major shareholder in Australia. The resultant funds will be provided to the company through the issue of up to $10m of 8% convertible notes. These notes would be convertible at the rate of $2.50 per share. The notes would be due for conversion on a progressive basis, maturing in 10 years from their date of issue with interest paid quarterly in arrears. It is anticipated that these funds will begin flow to the Company from April of 2005.

   As a result of the increased activity and strong distribution arrangements that are now in place, the Company has also been approached by some US based companies that wish to assist in funding activities. The Company is considering these approaches as part of its overall funding approach.

Research & Development

   In conjunction with new funding commitments from mid 2003 onwards, the R&D division has been revamped and specific R&D plans incorporated. This was enhanced with the opening of the Company's new R&D Center in Brisbane during February 2004. The key component of this has been version 2.0 ("V2") of
INTERScepter   . V2 is currently being used by a number of clients in
Australia and USA. V2 provides enhanced sales potential in the Company's growing market place.

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

   As a result of global exposure to the Company's Business Model through investor forums and reseller networks, there is significant interest from other businesses for the Company to consider adding on synergistic product modules and expand the product offering.

   The INTERScepter   product provides the underlying Internet Resource
Management platform on which other modules can be added. These will include modules provided by the Company as well as specialist modules from third parties such as :

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

Distribution and Marketing

   Current Sites   INTERScepter   is has been installed in 35 sites covering
over 5,000 workstations and 50,000 users in three countries   Australia,
U.S.A. and Malaysia.

   Significant New Sales Initiatives are underway in U.S. and Australia, while strategic partnerships are being formed to launch sales in Western Europe and China later this year..

   With new investor funding starting to flow and the listing event completed, the Company's focus is to drive sales. In the U.S., the new team members, in conjunction with the new distribution channels, are active with sales opportunities across the U.S. from the Company's base in Los Angeles. The Company has also commenced a recruitment campaign for new Business Development and Pre-Sales Technical staff across the U.S. to support the strategic partnerships that have been and are being completed.

   The Company has also been promoting itself in the marketplace, initially with a focus on Higher Education, to leverage from its origins and also from the ECCI joint venture. This has occurred in two key ways. The first has been through a series visionGATEWAY sponsored Webinars and Seminars focusing on "The Escalating Problems of Internet Usage in Education" as a means of educating the market on the issues associated with Internet Resource Management. We have brought together a panel of Higher Education experts in Law, IT, Finance and Consulting that have proven to be very successful. The Company has also been enhancing its visibility in the market place by participating in selected major conferences for decision makers from all major market sectors. Recently for the Higher Education market the Company has been
involved in the conferences for NACUBO, Educause and ACUTA   with over 8,000
participants between them representing many thousands of schools. The resultant exposure has led to a significant and immediate increase in interest
in INTERScepter    by over 60 universities and colleges with over 800,000
students.   This is in addition to the almost 400 schools and colleges that are already part of the ECCI client base. We also participated at the Avnet Partner Solutions annual conference for its IBM resellers with over 1,000 attending. This is already led to new channel partner opportunities.

   The Company now has sixteen channel partners in the U.S., of whom fifty per cent are active, and are in negotiations with six other major companies, primarily through the Avnet Distribution arrangement. They are providing a good spread over Education, Government and Corporate markets. Some of these new signings include specialist consulting and technology security firms.

   Activities in the Australasia region have been enhanced with the completion of the Avnet distribution agreement for that region. Since then five new channel partners have signed and have commenced business development activities that will lead to sales in the first quarter of calendar 2005.

   Initiatives with these new channels have resulted in a number of government
departments and corporates agreeing to establish trials of INTERScepter   . A
lot of the new interest is also attributable to the additional functionality that is available under V2. There is also special interest in a special "Lite" version of INTERScepter that will provide "Location Access Control" in schools to facilitate classroom control of internet usage by teachers. A number of schools have already requested the special system for installation in January.

   The key component of the Avnet arrangement is to take INTERScepter   on
board in an "appliance" model variation where INTERScepter will be linked to IBM brand servers and taken to Avnet's resellers' major clients. Through this link with IBM there are opportunities to leverage that company's resources and client base.


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

     (b)   Reports on Form 8-K

We have not furnished to the SEC any reports on Form 8-K during the quarter ended January 31, 2005.

                            SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            VISIONGATEWAY, INC.

                                            By:/s/Michael F. Emerson
                                            Michael F. Emerson
                                            Chief Executive Officer
Date: March 17, 2005