Form 10KSB
period 2005-04-30
VISIONGATEWAY INC
filed 2005-09-13
CIK 1112902

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                          Form 10-KSB

[x]    Annual Report pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 for the Fiscal Year Ended April 30, 2005; OR

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 934 for the Transition Period From                      to


                   Commission file no. 0-30499

                       visionGATEWAY, Inc.
     (Exact name of the Company as specified in its charter)



          Nevada                                  90-0015691
(State or other jurisdiction                 (I.R.S. Employer or
of incorporation organization)               Identification No.)

12707 High Bluff Drive, Suite 200, San Diego, California           92130
(Address of principal executive offices)                         (Zip Code)

The Company's telephone number, including area code: (858) 794-1416

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]. No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [  ]. No [x]

The Company's revenues for its most recent fiscal year: $0

The aggregate market value of the common stock of the Company held by non-affiliates of the Company on April 30, 2005 was $14,292,450.

The number of shares outstanding of the Company's common stock, as of April 30, 2005, was 42,268,218.

Transitional Small Business Disclosure Format. Yes [  ]. No [x].

EXPLANATORY NOTE

This Form 10-KSB is complete and includes the Audited Financial Statements of the Registrant. The Registrant has also made comment to changes to relevant aspects of the business that have changed since the April 30, 2004.

Table of Contents


Part I

Item 1.        Description of Business                                     5
Item 2.        Description of Property                                    10
Item 3.        Legal Proceedings                                          10
Item 4.        Submission of Matters to a Vote of Security Holders        10

Part II

Item 5.        Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities   10
Item 6.        Management's Discussion and Analysis or Plan of Operation  11
Item 7.        Financial Statements                                       15
Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        15
Item 8A.       Controls and Procedures                                    15

Part III

Item 9.        Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange
               Act                                                        16
Item 10.       Executive Compensation                                     18
Item 11.       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                 20
Item 12.       Certain Relationships and Related Transactions             21
Item 13.       Exhibits and Reports on Form 8-K                           22
Item 14.       Principal Accounting Fees and Services                     23

Forward-Looking Statements

Statements made in this Form 10-KSB, particularly in this section, which are not purely historical and statements preceded by, followed by or that include the words "may," "could," "should," "expects," "projects," "anticipates," "believes," "estimates," "plans," "intends," "targets," or similar expressions, are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company.

Forward-looking statements involve inherent risks and uncertainties, and may be dependent upon important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, either nationally, internationally or in the communities in which the Company conducts its business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, the Company's ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

Accordingly, results actually received may differ materially from results expected in these statements. Forward-looking statements speak only as of the date they were made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date such statements were made.

Part I


Item 1    Description of Business

Background

visionGATEWAY, Inc. (the "Company") is a corporation organized in 1970 under the laws of Nevada, and until last year was known as Chiropractic 21 International, Inc. ("Chiropractic"). Chiropractic was an inactive public corporation for a number of years until March 4, 2004 when it acquired visionGATEWAY, Inc., ("Vision Nv") a corporation organized on September 13, 1999, also under the laws of Nevada. Upon its acquisition of Vision Nv, all of the operations and business of the Company consisted of Vision Nv's business which the Company now operates through Vision Nv.

Vision Nv is the primary holding company for the software business now being conducted and described below. Vision Nv has two wholly owned subsidiaries, visionGATEWAY Pty Ltd an Australian corporation organized to distribute and market the products of Vision Nv and Software Innovisions Pty Ltd, also an Australian corporation, which was engaged in the development of business
software and the developer of the INTERScepter   Internet Resource Management
("IRM") software described below. These subsidiaries were acquired during the first half of 2002.

The information given below is presented as the business and operations of the Company as consolidated with Vision Nv and referred to as visionGATEWAY.

Description of Business

The Company is an Enterprise Solutions Development and Distribution company with a focus on Internet Management and Security. It is accelerating its
growth in key markets   USA, Australia, Asia, and Europe.  Although total
sales during its last two fiscal years were only approximately $42,000, the Company considers itself in the commercialization stage of its development because of its focus on building its Distribution channels and markets for its products.

visionGATEWAY is continuing the building of a Global Distribution Network using its proprietary business model to grow sales through strategic partnerships these include the Avnet Partner Solutions distributorships for North America, Australia/New Zealand and UK, the Netwolves-ECCI, Inc. joint venture in USA, and iProof and NetIntelligence in UK. The arrangements between visionGATEWAY and iProof & NetIntelligence are the first of a series of worldwide distribution agreements being brokered by Alan Boyd, former head of acquisitions at Microsoft and now a Director of the Company.

visionGATEWAY (through its Australian subsidiaries) has been operating for a total of five years, commencing in 2000. The Company's first product
("INTERScepter   ") is an Internet Resource Management solution. This product is an enterprise business solution that helps to improve Company earnings by assisting organizations in understanding, managing and exploiting Internet usage and valuable resources, including bandwidth, systems and employee
productivity. The INTERScepter   solution empowers managers to effectively
control, schedule and utilize costly Internet resources, while placing responsibility on users to self manage and modify their Internet usage behavior.

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

The Company recognized a market opportunity for the development of software solutions to identify and redirect non-productive use of staff employees at work to profitable uses of their time and Internet availability, while maintaining security and privacy. Based on the Company's preliminary investigations of market demand for this type of product, it believed that
moving forward with the INTERScepter   project was more than justified.
The benefit of the Company's INTERScepter product to its customers is based upon improving productivity and reducing costs through the use of its software solutions.

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

     2.   Government.   INTERScepter   allows government agencies to record
          Internet traffic, the type of usage made and allows costs to be allocated against the proper budget. In the Company's opinion, significant benefits can be achieved through implementing Internet
          policy by use of the INTERScepter   solution. It provides the
          means to self manage the use of the Internet as well as reducing direct Internet and bandwidth costs.

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

visionGATEWAY continued with further product innovation for its INTERScepter product with the release of the Linux platform version in late 2004 and later in 2005 will release a version for the Home/SOHO markets.

Although the sales have been minimal to date, the Company has built an international presence. Its core software research and development team is based in Brisbane, Australia. The Company's registered office is located in San Diego, California. The main U.S. Sales and Distribution office is in Los Angeles, at Marina del Rey. New sales opportunities are also being evaluated in Asia, as well as the United Kingdom. New distribution channels are being negotiated in Australia and New Zealand through various strategic partners. Principal emphasis for sales is currently directed at the U.S., while new partnerships are being formed in UK, Australia and New Zealand to focus on corporate sales there.

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

The Company's strategic decisions, dependent on available capital, are based on rapidly building on an international scale. Three key sales channels will be utilized: strategic distribution partners, large technology resellers and niche technology firms. Additionally, the Company has set a price point and payment model that we believe will encourage product trial and adoption. This product distribution business model also facilitates further growth through the introduction of complementary products, such as those that have now been put in place.

The majority of the Company's revenues will come from product licenses. As
described above, the Company's first product is the INTERScepter   software
solution. It is sold through a network of distribution channels consisting of technology resellers and other distribution outlets, which the Company refers to as its "channel partners." It provides measurable added value to resellers with only marginal overheads.

In the U.S., the Company has worked with a number of partners to assist in the development of opportunities in all segments. They have also assisted the Company to build a distribution and reseller network. In addition the Company has completed two major distribution arrangements. One of these is with Avnet Partner Solutions, a division of the $4.35 billion Avnet Technology Solutions operating group of Avnet, Inc. (NYSE: AVT). This arrangement now covers North America, UK and Australia/New Zealand. With the Company's expansion into Europe, Avnet's Reseller Partners are being solicited in those areas to distribute a bundled solution. Avnet Partner Solutions has incentivised its Business Development Managers to sign resellers as channel partners and help them drive customer sales. As a result of this activity the Company is currently negotiating with a number of new channel partners across all regions.

As a result of these channel partner activities, the Company has end user opportunities that are being pursued across the U.S. with a number of Universities, Educational institutions, Government Departments, and Corporate enterprises.

In the USA INTERScepter is being recognized as a key solution to the problems of internet usage by Universities and High Schools. The Company has been enhancing its visibility in the market place by participating in selected major conferences for decision makers for the Higher Education market. The key education sector professional associations are NAEB (buyers - those with the purchasing power), NACUBO (business officers, ie CFO - part of the decision team), ACUTA (Technology Directors - run IT and part of decision team).

Pricing for the INTERScepter   is currently based around a three year contract
License Pack followed by an ongoing Update Pack. In the three year license contract, pricing is based on the number of workstations accessing the Internet rather than the number of users in an organization.

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

Dependence on one or a few customers

The Company has outsourced its sales channels and has established or is in process of making alliances with distribution channels in numerous locations and, consequently, most of its sales are generated from these various sources. At this time there is no single reseller or group of resellers upon which the Company is dependent. In May 2004, the Company completed its agreement with Avnet Hall-Mark (since renamed Avnet Partner Solutions) to distribute INTERScepter, pre-installed on IBM hardware, through that company's reseller channels. It is estimated that 50% of the Company's U.S. Sales could come through that source over the next twelve months. This agreement was extended to Australia and New Zealand in September 2004 and more recently to the UK.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

The Company has registered product trade marks, trade names and logos in Australia and is now in the process of registering these items in the U.S. The
Company is dependent on its trademark for INTERScepter   to distinguish its
software from other products in the market and to create a market identity for its product. Patents are under consideration for version 3 of INTERScepter .

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

The estimated amount of capital spent during each of the last two fiscal years on research and development activities.

The estimated amount spent on research and development in the last two fiscal years is approximately $516,000. All of these expenses have been borne by the Company.

Costs and effects of compliance with environmental laws (federal state and local)

The Company has not had any significant cost or effect with respect to compliance with environmental laws, either in the U.S. or in Australia.

Number of employees and number of full time employees

As of April 30, 2005, the total number of employees of the Company is thirteen
(13) full-time employees of which eleven (11) were engaged in production and sales activities and two (2) was engaged in administrative operations. The Company also uses the services of numerous part-time employees or contract service employees in the areas of product development, accounting and sales functions. Over the remainder of 2005 and early 2006 the Company anticipates that it will be increasing its full-time work force to 30 as needed to support its proposed global growth strategy, dependent on future sales prospects and the availability of capital.

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


Item 2    Description of Property

All office space in the Company's offices in the U.S. and Australia is leased. Each area has the ability for expansion of space required as the Company grows. The Company closed its Sydney, Australia office mid 2005


visionGATEWAY's Australian office is:        The U.S. offices are as follows:

Brisbane Office:                             San Diego Office:
Level 1                                      12707 High Bluff Drive
132 Racecourse Road                          Suite 200
Ascot, Queensland 4007                       San Diego, California 92130

                                             Los Angeles Office:
                                             4134 Del Rey Avenue
                                             Suite 12
                                             Marina del Rey, California
                                             90292


Item 3    Legal Proceedings

There are no material legal proceedings pending against the Company and to the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceedings against the Company or any of its affiliates.

No director, executive officer or affiliates of the Company or any owner of five percent (5%) or more of the Company's common stock is an adverse party to any action against the Company or its affiliates or otherwise has a material interest adverse to the Company or any of its affiliates.


Item 4    Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of security holders during the year ended April 30, 2005.

Part II


Item 5 Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's common stock is traded on the OTC Bulletin Board under the symbol "VGWA." Trading has only commenced in 2004 for the combined entity of visionGATEWAY and Chiropractic 21 and, therefore, has been limited. Much of the stock was restricted during the first twelve months after the change to visionGATEWAY. As a result there is no meaningful history of transactions to date.


Price Range of Common Stock

                                   High*                    Low*
     Fiscal 2005

     First Quarter            $    3.75                $    2.75
     Second Quarter                3.15                     1.50
     Third Quarter                 3.00                     1.20
     Fourth Quarter                1.25                     1.05

     Fiscal 2004

     First Quarter            $    0.33                $    0.33
     Second Quarter                0.33                     0.33
     Third Quarter                 0.33                     0.33
     Fourth Quarter                3.00      #              0.33

(*)  Stock price adjusted for a 1:3 split on December 3, 2003.

(#) Upon closing of the Company's acquisition of Vision Nv, the Company's stock rose from $0.33 to $2.25.

The number of record holders of the Company's common stock as of April 30, 2005 is approximately 2,073 shareholders.

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty at this time. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

On March 4, 2004, pursuant to the provisions of the Reorganization Agreement entered into between the Company and Vision Nv, the Company issued a total of 36,040,500 shares of its common stock to all of the shareholders of Vision Nv in exchange for all of the outstanding common stock in Vision Nv, in a transaction deemed exempt from registration by virtue of Regulation S and Rule 144 of the Rules and Regulations promulgated under the Securities Act of 1933, as amended, (the "Act").

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

Substantially all of the recipients of the shares issued under the acquisition agreement between Vision NV and Chiropractic 21 and were residents of Australia or New Zealand.

The Company has no profit sharing, bonus or stock option or bonus plans in effect.


Item 6    Management's Discussion and Analysis or Plan of Operation

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled "Forward-Looking Statements" on page 1 of this Form 10-KSB.

Plan of Operation

Funding

The visionGATEWAY business over the last two years has focused on product development and building its market positioning, presence and global distribution channels. In the last twelve months, the key aspects of expenditure have been:

     * Building reseller networks and client opportunities through its US base in conjunction with the relocation of the Company's CEO Michael Emerson from Sydney to Los Angeles and through the key distribution arrangements such as with Avnet;

     *    Restructuring the channels in Australia, New Zealand and Asia;

     * Opening new channels in the UK through Avnet and our new board member, Alan Boyd;

     * Finding and evaluating synergistic 3rd party products to bring to the distribution mix;

     * Development of INTERScepter version 2 with significant enhancements in functionality and a new underlying platform in Linux for the iGateway component of the product; and

     * Development of INTERScepter version 3 to address the Home and SOHO markets.

Since early 2005, the Company has focused on arranging major funding that will enable it to take full advantage of the platform that has been built through its product development and global distribution channels. This funding will be used to drive sales in global markets with a key focus on the U.S. It also enables the Company to focus on some new product initiatives that are aligned to market needs and sales potential.

In the twelve months ended April 2005, visionGATEWAY has been able to acquire investment and loan funds for working capital of approximately $1,100,000 from existing and new investors. This has enabled us to pay key creditors, cover the salaries of staff and office expenses in Australia and USA, the employment of new sales and marketing staff, pay the fees for any outsourced services, as well as travel and marketing expenses related to the development of sales efforts in U.S. and Australia/New Zealand.

The Company continues to obtain bridge financing to meet the key short term requirements of activating the distribution channels and related outsourced sales force in the U.S., ramping up the U.S. operational presence, commencing New Zealand and UK distribution, and providing additional working capital for specific revenue related development projects. The bridging is to a main round of funding that is anticipated to close within the next six to twelve months in two tranches, to provide additional working capital for next stage growth in global markets and potential acquisition of synergistic companies. Any delay in obtaining the larger amounts of funding outlined above does not effect existing day-to-day operations that are funded by existing investors. Any delay in the receipt of these larger funding tranches would have the effect of delaying the next stage growth strategies that have been planned. These fund raising activities are currently underway in conjunction with US based investment banking firms.

The Company anticipates that sales revenue will commence in second half quarter of calendar 2005 in the U.S., Australia/New Zealand and UK markets, once key strategic distribution arrangements, such as those with Avnet Partner Solutions, become fully operational and planned marketing activities have commenced.

Research & Development

In conjunction with new funding commitments from mid 2003 onwards, the R&D division was revamped and specific R&D plans were incorporated. This was enhanced with the opening of the Company's new R&D Center in Brisbane during February 2004. The key component of this has been version 2 ("V2") of INTERScepter (tradmark). V2 was made available to initial clients by late August 2004 and released in January 2005. V2 provides enhanced sales potential in the Company's growing market place with its underlying Linux platform.

Version 2 provides a number of major improvements over the previous version
1.3. Apart from the change to a Linux operating environment for the
INTERScepter   iGateway system component, there are a number of other
improvements in functionality as listed below.

     *    Port Management

     *    Simplified and More Flexible Directory Structure

     *    Intranet Based Management

     *    Refreshed Intranet Interfaces

     *    Client Notifications System

     *    Improved Rollback Support

Development of INTERScepter version 3 is well underway and it will be released by the last quarter of 2005. This version will not only address the Home and SOHO markets, but also provide database independence and significant technological advantages.

As a result of global exposure to the visionGATEWAY Business Model through investor forums and reseller networks, there is significant interest from other businesses for the Company to consider adding on synergistic product modules and expand the product offering.

The INTERScepter   product provides the underlying Internet Resource
Management platform on which other modules can be added. These will include modules provided by visionGATEWAY as well as specialist modules from third parties such as :

     *    Whole of network traffic monitoring and analysis tools;

     * Facilities to monitor, control and charge Internet traffic over mobile telephony (including PDA's with phones);

     *    Facilities to monitor, control and charge VOIP traffic (an
          INTERScepter   Plus module to be available in 2006);

     *    Specialist content review modules as "plug-ins"; and

     * Process improvement tools e.g. video conferencing - a strategic cooperative marketing alliance with a Texas based company is currently being finalized.

INTERScepter can also be integrated into Bundled Solutions

     *    iNTERNET TRACKER   INTERScepter plus Billing Solution for Higher
          Education market

     *    Teleport Vision  - Internet based security camera control solution

In line with this strategy we have just established new joint distributor arrangements with iProof and NetIntelligence of UK for their suite of Internet Security products.

The technology of INTERScepter enables visionGATEWAY to build and leverage a
number of strategic technology alliances.   These can be categorized as
follows :
Core components
     Linux operating system
     Database systems - MS, IBM, Oracle, etc
     Client workstations   MS, Linux/Novell, Apple
     Terminal Services   MS, Citrix
     User Authentication   MS, Novell, etc
Hardware/Networking
     Servers   IBM, Intel, HP
     Wi-Fi   various technology and solution providers
Specialist devices
     IP based video conferencing
     IP based Security cameras
     VOIP
Specialist software plug-ins
     Filters
     Whole of network bandwidth management
     Spam management
     E-mail content checking
     IM content checking
Telcos and ISP's   differentiate data lines with management tool

Business Strategy

The strategy to be adopted for the development of a strong, sustainable market for these products across key global markets incorporates a number of elements including:

     * The continuing development or acquisition of innovative technology products providing business solutions to the market;

     * The strengthening of a global market presence through the Global Distribution Network, a clear corporate and product identity, branding, and wide promotion of the brand(s); and

     * The growth of distribution channels through resellers and OEM's with strong dedicated sales teams to directly market the products to their own existing and potential clients.

These proposals and initiatives are integral components of a co-coordinated marketing strategy designed to exploit the identified key market segments and distribution channels to maximize the potential for the successful and profitable distribution of the products globally.

Distribution and Marketing

Current Sites   INTERScepter   has been installed in 35 sites covering over
5,000 workstations and 50,000 users in Australia, U.S., UK and Malaysia. Our focus over the last nine months has been to continue to prove the market potential of the product (particularly in the USA), consolidate case studies of the business value of the product, and to continue building our distribution and support channels.

Targeted sales initiatives are underway in U.S. and Australia, while strategic partnerships are being formed to launch sales in Western Europe and China later this year.

As new investor funding begins to flow, the Company's focus is to drive global sales. In the U.S., the new team members (and outsourced sales force) are active with sales opportunities across the U.S. The Company has also commenced a recruitment campaign for new Business Development and Pre-Sales Technical staff across the U.S. to support the strategic partnerships that have been and are being completed.

The Company has also been promoting itself in the US marketplace, initially with a focus on Higher Education, to leverage from its origins and also from the NetWolves-ECCI joint venture. This has occurred in two key ways. The first has been through a series visionGATEWAY sponsored Webinars and Seminars focusing on "The Escalating Problems of Internet Usage in Education" as a means of educating the market on the issues associated with Internet Resource Management. We have brought together a panel of Higher Education experts in Law, IT, Finance and Consulting that have proven to be very successful. The Company has also been enhancing its visibility in the market place by participating in selected major conferences for decision makers from all major market sectors. Recently for the Higher Education market the Company has been
involved in the conferences for NACUBO, Educause and ACUTA   with over 8,000
participants between them representing many thousands of schools. The key education sector professional associations are NAEB (buyers - those with the purchasing power), NACUBO (business officers, ie CFO - part of the decision team), ACUTA (Technology Directors - run IT and part of decision team). The resultant exposure has led to a significant and immediate increase in interest
in INTERScepter    by over 60 universities and colleges with over 800,000
students.   We also participated at the Avnet Partner Solutions annual conference for its IBM resellers with over 1,000 attending. This has already led to new channel partner opportunities. Our focus with the new funding will be to build the sales resources to leverage from all that has been put in place through these strategic partnerships.

The Company now has sixteen channel partners in the U.S., of whom fifty per cent are active, and we are in negotiations with six other major and a number of smaller companies, primarily through the Avnet Distribution arrangement. They are providing a good spread over Education, Government and Corporate markets. Some of these new signings include specialist consulting and technology security firms.

Activities in the Australasia region have been enhanced with the completion of the Avnet distribution agreement for that region and with VAD for New Zealand. Since then five new channel partners have signed and have commenced business development activities that will lead to sales in the second half of calendar 2005.

A lot of the new interest is also attributable to the additional functionality that is available under V2. There is also special interest in a special "Lite" version of INTERScepter that will provide "Location Access Control" in schools to facilitate classroom control of internet usage by teachers. A number of schools have already requested the special system for installation.

The key component of the Avnet arrangement is to take INTERScepter   on board
in an "appliance" model variation where INTERScepter   will be linked to IBM
brand servers and taken to Avnet's resellers' major clients. Through this link with IBM there are opportunities to leverage that company's resources and client base.


Item 7    Financial Statements

Consolidated, certified, financial statements for the year ended April 30, 2005, have been attached to this Report as pages F-1 to F-16.

                      visionGATEWAY, Inc.

              Financial Statements at April 30, 2005

     Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
VisionGATEWAY, Inc. [a development stage company]


We have audited the accompanying consolidated balance sheet of VisionGATEWAY, Inc. [a development stage company] as of April 30, 2005 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended April 30, 2005 and 2004, and for the period from Reactivation [November 30, 2001] through April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VisionGATEWAY, Inc. [a development stage company] as of April 30, 2005 and the results of operations and cash flows for the years ended April 30, 2005 and 2004, and for the period from Reactivation [November 30, 2001] through April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, minimal assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Mantyla McReynolds
Mantyla McReynolds
Salt Lake City, Utah
July 14, 2005
visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
 [A Development Stage Company]
Consolidated Balance Sheet
April 30, 2005

ASSETS

Assets
   Current Assets
     Cash                                                $      143
     Other receivable                                             0
                                                         ----------
          Total current assets                                  143
      Property (net)                                         19,466
      Deposits                                                4,261
                                                         ----------
Total Assets                                             $   23,870
                                                         ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accounts payable                                       $  841,499
  Bank overdraft                                             15,664
  Accrued liabilities                                       244,370
  Related party payable - Note 6                          1,163,682
                                                         ----------
Total Liabilities                                        $2,265,215

Stockholders' Deficit:

  Preferred Stock   10,000,000 shares authorized,
   $.10 par value per share, Nil outstanding                      0
  Capital Stock   75,000,000 shares authorized having a
   par value of $.004 per share; 42,268,218 shares
   issued and outstanding - Note 4                          169,073
  Additional paid-in capital                              1,167,136
  Deficit accumulated during the development stage       -3,560,656
  Accumulated foreign currency translation adjustment       -16,898
                                                        -----------
Total Stockholders' Deficit                              -2,241,345
                                                        -----------
Total Liabilities and Stockholders' Deficit             $    23,870
                                                        ===========
visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
[A Development Stage Company]
Consolidated Statements of Operations

For the Years Ended April 30, 2005 & 2004, and for the Period from Reactivation [November 30, 2001] through April 30, 2005


                                                                  Reactivation
                                                                    through
                                                                     April 30,
                                              2005         2004         2005
Revenues                                 $         0   $         0  $  53,406

Research & development                       329,572       187,273    703,413
General & administrative expenses          1,405,786       993,777  2,910,649
                                         -----------   -----------  ---------
Operating loss                            -1,735,358    -1,181,050 -3,560,656
                                         -----------   -----------  ---------
Net Loss Before Income Taxes              -1,735,358    -1,181,050 -3,560,656

Current Year Provision for Income Taxes            0             0          0
                                         -----------   ----------- ----------
Net Loss                                 $-1,735,358   $-1,181,050$-3,560,656

Other Comprehensive Income
   Unrealized gain(loss) on foreign
     Currency translation (net of tax)       -16,051        40,666    -16,898
                                         -----------   ----------- ----------
Total Comprehensive Income (Loss)         -1,751,409    -1,140,384 -3,577,554
                                         ===========   =========== ==========
Loss Per Share                                -$0.04        -$0.03     -$0.11
                                         ===========   =========== ==========
Weighted Average Shares Outstanding       41,586,831    33,051,272 33,081,327
                                         ===========   =========== ==========
visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
[A Development Stage Company]
Consolidated Statements of Stockholders' Deficit
For the Period from Reactivation [November 30, 2001] through April 30, 2005

                                     Preferred  Preferred   Common     Common
                                       Shares     Stock     Shares      Stock
Balance, November 30, 2001
(date of Reactivation)                       0   $    0   20,000,000  $20,000

Shares issued with acquisition
of two subsidiaries                                        2,600,000    2,600

Issued shares for cash and services                        5,625,000    5,625

Net loss for the period ended
April 30, 2002
                                       ------   -------  -----------  -------
Balance, April 30, 2002                     0         0   28,225,000   28,225

Shares issued for cash and services                        1,000,000    1,000

Net loss for the year ended
April 30, 2003
                                      -------   -------  -----------  -------
Balance, April 30, 2003                     0         0   29,225,000   29,225


Shares issued for cash and services                        6,815,500    6,816

Recapitalization pursuant to merger
with Chiropractic 21 International,
Inc.  3/4/2004                                             1,777,718  115,232

Issued preferred shares for services
at par                              2,000,000   200,000

Net loss for the year ended
April 30, 2004
                                    ---------  --------   ----------  -------
Balance, April 30, 2004             2,000,000  $200,000   37,818,218 $151,273

Preferred shares converted to
common shares at par               -2,000,000  -200,000    2,000,000    8,000

Shares issued for cash and services                        2,450,000    9,800

Net loss for the year ended
October 31, 2004
                                    ---------  --------   ---------- --------
Balance, April 30, 2005                     0         0   42,268,218  169,073
                                    =========  ========   ========== ========

[Continued]
visionGATEWAY, Inc.
Including the accounts of its wholly owned
subsidiaries
[A Development Stage Company]
Consolidated Statements of Stockholders' Deficit
For the Period from Reactivation [November 30, 2001] through April 30, 2005
                                                         Accum.
                                Additional Accumulated  Foreign      Net
                                 Paid-in     Deficit    Currency Stockholders'
                                 Capital                Adj.        Deficit
Balance, November 30, 2001
(date of Reactivation)          $-20,000  $        0    $     0   $         0

Shares issued with acquisition
of two subsidiaries                1,782    -125,208                 -120,826

Issued shares for cash and
services                          50,625                               56,250

Net loss for the period ended
April 30, 2002                              -223,779      -15,658    -239,437
                                 -------   ---------     --------  ----------
Balance, April 30, 2002           32,407    -348,987      -15,658    -304,013

Shares issued for cash and
services                          79,000                               80,000

Net loss for the year ended
April 30, 2003                              -295,261      -25,855    -321,116
                                 -------   ---------     --------  ----------
Balance, April 30, 2003          111,407    -644,248      -41,513    -545,129

Shares issued for cash and
services                         503,184                              510,000

Recapitalization pursuant to
merger with Chiropractic 21
International, Inc.  3/4/2004    -45,141                               70,091

Issued preferred shares for
services at par                                                       200,000

Net loss for the year ended
April 30, 2004                            -1,181,050       40,666  -1,140,384
                                 -------   ---------     --------  ----------
Balance, April 30, 2004          569,450  -1,825,298         -847    -905,422

Preferred shares converted to
common shares at par             192,000                                    0

Shares issued for cash and
services                         405,686                              415,486

Net loss for the year ended
April 30, 2005                            -1,735,358      -16,051  -1,751,409
                                 -------   ---------     --------  ----------
Balance, April 30, 2005        1,167,136  -3,560,656      -16,898  -2,241,345
visionGATEWAY, Inc.
[A Development Stage Company]
Consolidated Statements of Cash Flows
For the years Ended April 30, 2005 & 2004, and for the Period from Reactivation [November 30, 2001] through April 30, 2005

                                                                  Reactivation
                                                                    through
                                                                     April 30,
                                              2005         2004         2005

Cash Flows from Operating Activities
Net Loss                              -$1,735,358   -$1,181,050   -$3,560,656
Adjustments to reconcile net income
to net cash provided by operating
activities:
     Depreciation and amortization         20,614         4,375        39,169
     Stock issued for services            171,000       200,000       371,000
     Change in current assets              18,532          -178        -4,261
     Increase in current liabilities      702,761       339,799     1,346,016
                                      -----------  ------------   -----------
Net Cash Used for Operating Activities   -822,451      -637,054    -1,808,732

Cash Flows from Investing Activities
    Purchase of property                  -15,729       -19,235       -58,635

Cash Flows from Financing Activities
    Proceeds from borrowing               850,950       115,947     1,163,682
    Additional paid in Capital                  0       494,165       720,724
                                      -----------  ------------   -----------
Net Cash Provided by Financing
Activities                                850,950       610,112     1,884,406

    Effect Of Exchange Rate on cash
    and cash Equivalents                  -16,051        40,666       -16,896

Net Increase/(Decrease) in Cash            -3,281        -5,511           143

Beginning Cash Balance                      3,424         8,935             0
                                     ------------  ------------   -----------
Ending Cash Balance                  $        143  $      3,424   $       143
                                     ============  ============   ===========

Supplemental Disclosure of Cash Flow
Information:

  Cash paid during the period for
  interest                          $      9,019   $        914   $   13,652
  Cash paid during the period for
  income taxes                                  0             0             0

Supplemental Disclosure of Non-Cash Financing activities:
Stock issued to relinquish debt     $   244,486               0             0
                        visionGATEWAY, Inc.
                  [A Development Stage Company]
      Notes to Consolidated Financial Statements (audited)
                         April 30, 2005

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

         The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

     (b)  Income Taxes

         The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes.
The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of April 30, 2005 is $0 due to the valuation allowance established as described in Note 3.

     (c)  Net Loss Per Common Share

         Net loss per common share is based on the weighted-average number of shares outstanding for visionGATEWAY shares for the respective periods and since November 2001.

                      visionGATEWAY, Inc.
                  [A Development Stage Company]
           Notes to Consolidated Financial Statements
                         April 30, 2005

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[continued]

     (d)  Statement of Cash Flows

         For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $143 cash at April 30, 2005.

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

     (f)  Revenue Recognition

         The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue is recognized as products or projects are delivered or services are provided to customers. Uncollected, earned revenue is recorded in accounts receivable. Billed amounts deemed to be uncollectible are charged to bad debt expense. Revenue collected in advance is recorded as a liability until the earnings process is complete.

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

    (h)   Impairment of Long-Lived Assets

         The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant
                       visionGATEWAY, Inc.
                  [A Development Stage Company]
            Notes to Consolidated Financial Statements
                          April 30, 2005

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[continued]

physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company did not make any such adjustments for the year ended April 30, 2005.

     (i)  Stock based compensation

SFAS No. 123, Accounting for Stock-Based Compensation allows companies to choose whether to account for employee stock-based compensation on a fair-value method, or to account for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has chosen to account for stock-based compensation using APB 25. If the compensation cost for the Company's compensation plan had been determined consistent with SFAS NO. 123 the Company's net income and net income per common share would have changed to the pro forma amounts indicated below:

                                               2005              2004
Net loss, as reported                    $(1,735,358)       $(1,181,050)

Compensation cost under fair value
based accounting method, net of tax                -                  -
                                         -----------        -----------
Net loss, pro forma                       (1,735,358)        (1,181,050)

Net loss per share-basic and diluted:
   As reported                           $     (0.04)       $     (0.03)

   Pro forma                             $     (0.04)       $     (0.03)

The fair value of each option grant is estimated on the date of the grant using Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 3% and expected lives of 3,650 days.

     (j)  Recent Pronouncements

Recently Issued Financial Accounting Standards In December 2004, the FASB issued SFAS No. 123R, Share-based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires the measurement of the cost of employees services received in exchange for an award of the entity's equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS No. 123R on December 15, 2005, which will require stock-based compensation expense to be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards calculated using a Black-Scholes pricing model under SFAS 123 for pro forma disclosure. The Company is currently evaluating to what extent the entity's equity instruments will be used in the future for employees services and the transition provisions of this standard; therefore, the impact to the Company's financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

                       visionGATEWAY, Inc.
                  [A Development Stage Company]
            Notes to Consolidated Financial Statements
                          April 30, 2005

NOTE 2    LIQUIDITY/GOING CONCERN

         The Company has accumulated losses through April 30, 2005 amounting to $3,510,656, has minimal assets, and has a net working capital deficiency at April 30, 2005.

         Management plans include continued development of its planned principal operations and seeking capital either through a private placement or public offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         A fund raising is underway through an affiliate, Aspen Fund Limited, of the Company's major shareholder in Australia. Other fund raising activities are underway with investment banking groups in the USA.

NOTE 3    INCOME TAXES

         Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2024. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

       Description       NOL Balance       Tax    Rate
   Federal Income Tax    $3,560,656     $1,210,623  34%
   Valuation allowance                  (1,210,623)
                                        ----------
        Deferred tax asset 4/30/05      $        0


         The allowance has increased $590,022 from $620,601 as of April 30, 2004.

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

         As a result of this combination, the Company's capital structure changed. The surviving company had authorized 10,000,000 shares of $0.10 par value preferred stock with no preferred shares issued and outstanding. Common stock authorized is 75,000,000, $0.004 par value. In the transaction, the Company's pre-reorganization 36,040,500 shares of common stock were converted, one for one, into Chiropractic common shares. The pre-reorganization 1,777,718 shares of common stock of Chiropractic were combined to make 37,818,218 common shares after recapitalization.

         On April 2, 2004, the Company issued 2,000,000 shares of preferred stock to a related party (which shares common ownership and management) for services, at par. The Company recorded the transaction at $200,000. The related party has been established to facilitate future investment in the Company. During the year ended April 30, 2005 the Company converted the preferred shares into common shares.

         The Company issued additional shares of common stock in the year ended April 30, 2005, in the following manner.

      # Shares   Issued to:                         Issued for:
       500,000   Company officer/shareholder        Management services as per
                                                    2003 contract
        50,000   Individual                         Legal services
       750,000   Outside Professionals              Services
       650,000   Investor                           Cash contribution
       500,000   Creditor/Lender                    Loan settlement
     ---------
     2,450,000   Total

NOTE 5    PROPERTY

         Property consists primarily of computer equipment with the original cost of $58,635. Accumulated depreciation through April 30, 2005, is $39,169. Depreciation expense for the year ended April 30, 2005 was $20,614.

NOTE 6    RELATED PARTY PAYABLE

         Shareholders have advanced money to the Company in the amount of $1,163,682 for the purpose of paying operating expenses and providing working capital. The outstanding balance is unsecured, non- interest bearing and payable on demand.

NOTE 7    LEASES

        The Company has three remaining offices leases, one in Australia and two in the USA. The Sydney office was closed mid-2005.

Location           Square Feet      Annual Payments    Other terms
Brisbane               3,337         $60,480         Through February 2007
San Diego, CA      Shared space        2,500         Renewable quarterly
Marina del Rey, CA       300          13,800         Renewable annually (Mar.)
                                     -------
                                     $76,780

Rent expense includes car parking and various other miscellaneous related office expenses. For the year ended April 30 the expense was $182,024.

Table of minimum lease payments for the next five years ending April 30,:

                       2006         $73,338
                       2007         $50,400
                       2008               -
                       2009               -
                       2010               -

NOTE 8    STOCK OPTIONS

         On March 1, 2004, options were granted to an individual and to two entities for services rendered to the Company. These options are exercisable at $0.50 over a 10 year period and vest over four years beginning March 1, 2005. On the grant date, the trading price of the stock was $0.33 per share. There were 6,500,000 options granted. On March 2, 2004, an additional 300,000 options were granted with the same exercise and vesting terms.

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

                       visionGATEWAY, Inc.
                  [A Development Stage Company]
            Notes to Consolidated Financial Statements
                          April 30, 2005

NOTE 8    STOCK OPTIONS (Continued)

Changes in stock options for the year ended April 30, 2005 and 2004 is as follows:


2005:                          Shares         Weighted Average Exercise Price

Granted                             0         $     0.00

Exercise                            0               0.00

Forfeited/expire                    0               0.00

Outstanding @ 4/30/05       6,800,000               0.50

Exercisable                         0               0.00


Weighted average fair value of
options granted during year                   $     0.00

Weighted average fair value of
shares issued under Stock Option Plan         $     0.50


2004:                          Shares         Weighted Average Exercise Price

Granted                      6,800,000       $      0.50

Exercised                            0              0.00

Forfeited/expired                    0              0.00

Outstanding @ 4/30/04        6,800,000              0.50

Exercisable                          0              0.00


Weighted average fair value of
options granted during year                   $     0.00

Weighted average fair value of
shares issued under Stock Option Plan         $     0.50

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

Part III


Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, positions held and ages of the Company's directors and officers as of the date of this Report:


Name                     Age       Positions with The Company

Andrew Brett Wotton      48        Chairman of the Board of Directors and a
Director
Martin G. Wotton         43        President and a Director
Michael Emerson          55        Vice President, Chief Executive Officer
and a Director
Alan M. Boyd(1)          54        Director
Trevor W. Tappenden(1)   58        Director

(1) Mr. Tappenden and Mr Boyd are Independent Directors of the Company as defined by the Nasdaq Marketplace Rules.

Mr Boyd, a resident of the United Kingdom, was newly appointed to the Company on May 18, 2005.

Each director is appointed until the next annual meeting of shareholders and until his successor is elected and qualified.

The Company has an informal Code of Ethics in place that applies to the Company's principal officers. This Code of Ethics has arisen from the background of the Chief Executive Officer and one of the Directors where they were previously Partners in one of the top five professional services firms. The Company is in the process of adopting an appropriate and formal Code of Ethics to be applied.

The family relationships between the officers and directors named above are as follows: Andrew Brett Wotton, Chairman of the Board of Directors, and the sole shareholder and a director of Aspen Capital Partners Limited ("Aspen"), a principal shareholder, is the brother of Martin G. Wotton who is the President of the Company and a director of Aspen and the Company. At the present time there are no committees of the Board of Directors, however, the Board intends to establish a Compensation Committee, a Nominating Committee and an Audit Committee within the next quarter. It is expected that Mr. Tappenden will become the Chairman of the Audit Committee when formed. The Company is also mindful of its obligations under the Sarbanes-Oxley Act with respect to directors and will comply as soon as possible.

All of the directors and officers named above are residents of Australia, New Zealand or the United Kingdom. The Board intends to expand its membership and will propose for election or appointment, where appropriate, American directors to the Board. Michael F. Emerson devotes all of his time to the Company's business affairs based in the U.S. where he relocated during April 2004.

Background Information of Directors and Officers

Andrew Brett Wotton.   Mr. Wotton has been a director of visionGATEWAY since
March of 2002 and is presently Chairman of the Board of Directors of the Company. Mr. Wotton established Aspen Capital Partners Limited ("Aspen") in August 2001 as a vehicle to diversify his extensive New Zealand held investments, specifically in the horticultural industry. Mr. Wotton is a director and sole shareholder of Aspen. Since 1990, Mr. Wotton has been an officer and a director of Aspen Horticulture Limited, a New Zealand corporation, involved in the ownership of kiwifruit orchard properties and contract management services.

Martin G. Wotton.   Mr. Wotton has been Chairman of the Board of Directors of
visionGATEWAY since November of 2001 and is currently the President and a Director of the Company, having been appointed on March 4, 2004. Since August 2001, Mr. Wotton has also been a director and an officer of Aspen Capital Partners Limited ("Aspen"). Aspen is the Company's principal shareholder as a result of the exchange of shares which took place on March 4, 2004. Since July 2001, Mr. Wotton has also been Chairman of Software Innovisions Pty Ltd, a new principal second tier subsidiary of the Company resulting from the Company's acquisition of Vision Nv. Previously, Mr. Wotton was also Chairman of
VisionGlobal Corporation (from 1998   present), a Nevada corporation,
("VisionGlobal") which was a development-stage corporation located in the U.S. and which proposed to engage in the business of providing wireless broadband Internet services, among other potential services. However, VisionGlobal was not able to raise sufficient capital to either engage in business or develop its proposed product and in 2001, VisionGlobal filed for Chapter 7 Bankruptcy protection under the US Bankruptcy Code. The case is still pending in the U.S. District Court, Bankruptcy Division, for the Northern District of California in San Francisco, California, and is not as yet resolved.

Mr. Wotton holds Australian Securities Course Credits (1986-1988); and has been an Australian Securities Dealer Representative (1986 1996) and acted as a
Senior Equity Derivatives Representative (1992   1996).

Michael F. Emerson.   Mr. Emerson has acted as Vice President and Chief
Executive Officer of the Company since his appointment on March 4, 2004. He previously has served as Chief Executive Officer and a Director of visionGATEWAY since March of 2002 and of visionGATEWAY Pty Ltd (Australia) from October 2001 to the present. His previous business associations include service as a director of Micel Pty Ltd, Australia, from March 2001 until the present. He was also Vice President and Business Unit Leader for Cap Gemini Ernst and Young from May 2000 to February 2001. He was a Partner of and Business Unit Leader of Ernst & Young, Australia, from November 1989 until May 2000. Mr. Emerson is a graduate of La Trobe University, Bundoora, Victoria, Australia class of 1974, where he received the degree of Bachelor of Economics with Honors. He majored in Mathematical Economics and International Economics.

Trevor W. Tappenden.   Mr. Tappenden joined the Board of visionGATEWAY in May
2003. Mr. Tappenden is a Chartered Accountant in Australia. He has been a Senior Partner in the firm of Ernst & Young, Australia, from 1982 until his retirement in March of 2003. Mr. Tappenden graduated from the Institute of Chartered Accountants in 1976 from which he received his qualification as a Chartered Accountant in Australia. Mr. Tappenden is actively involved as a company director for a number of corporate, government and education bodies.

Alan M. Boyd. Mr. Boyd was appointed to the Board of the Company on May 18, 2005. He an experienced technology development specialists with a long record of success in Europe, America, Australia and Asia, and will assist in driving the next stage of the Company's Global Growth Strategy which involves the expansion of its Global Distribution Network for specialist Internet Resource Management and Security related products while expanding the company's product line through licensing and acquisitions.

A pioneer of the US personal computer industry in the 1970s, Mr. Boyd became the first Product Development Manager at Microsoft in 1980 where he reported directly to Bill Gates. At Microsoft he was responsible for the development of many ubiquitous software products that have become household names and sold hundreds of millions of copies. He was also responsible for the formulation and implementation of Microsoft's successful acquisitions strategy.

On leaving Microsoft he introduced the first commercially available hypertext browser and established hypertext as a key technology for the Internet. More recently Mr. Boyd co-founded St Banks International Group, an intellectual property management company in Shanghai and Tian Na TV and Media Company, the first Western-owned television company to be licensed in China. Mr. Boyd is also co-founder and Chairman of the Bletchley Park Venture Capital Trust based in the building in England where Alan Turing invented the computer.


Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

The Company has not filed any of the required Form 3's.


Item 10    Executive Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 (the "Named Executive Officers") during the fiscal years ending April 30, 2005, 2004 and 2003.


Summary Compensation Table

                        Summary Compensation Table
                        --------------------------

                                      Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)
                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position(3) Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
                                                (#)
-----------------------------------------------------------------
Michael
Emerson   (2) 2005 $156,500  -     -      -       -         -
Vice Pres.(2) 2004  107,424  -     -      -   300,000       -
CEO       (2) 2003   79,635  -     -      -       -         -
Director(1)(2)2002   33,040  -     -      -       -         -

(1) Mr. Emerson commenced with visionGATEWAY in October 2001. This represents six months through the end of April 2002.

(2) These amounts have been accrued but not yet paid.

(3) None of the executive officers, except Mr. Emerson, have been paid or have accrued over $100,000 in the fiscal years 2005, 2004, 2003 or 2002.

Employment Arrangements

The following information represents compensation paid to or agreed to be paid by visionGATEWAY or its subsidiaries. There are at present no employment agreements in effect between the employees of visionGATEWAY and the Company; although, it is expected that initially the arrangements described here will be adopted by the Company.

The Company has no profit sharing, bonus or stock option or bonus plans in effect.

The Company's Named Executive Officers are listed as follows:

Chairman - Andrew Brett Wotton

No compensation has been paid to or accrued for Andrew Brett Wotton. To date Mr. Wotton has been the owner of Aspen which in turn has a management contract for the provision of services to visionGATEWAY (the "Management Contract"). He is also a Director of Aspen and Aspen is the major shareholder of the Company. Aspen has two contracts with visionGATEWAY in relation to the provision of services:

     * The Management Arrangement with a management fee of AUD$100,000 (approximately USD$75,000) per annum to be paid quarterly. Less than AUD$40,000 has been made pursuant to this contract. Most payments have related to payment or reimbursement of relevant expenses for travel, technology and communication costs.

     * Agent agreement in relation to consulting services for sales of visionGATEWAY products and payment of commissions. No payments have been made pursuant to this agreement to date.

President - Martin Wotton

Martin Wotton has not received any direct compensation from the Company over the last two years. To date Mr. Wotton has been an employee of Aspen which in turn has the Management Contract for the provision of his services to visionGATEWAY. He is also a Director of Aspen and Aspen is the major shareholder of Vision. Aspen has two contracts with visionGATEWAY in relation to the provision of services:

     * The Management Arrangement with a management fee of AUD$100,000 (approximately USD$75,000) per annum to be paid quarterly. Less than AUD$40,000 have been made pursuant this contract Most payments have related to payment or reimbursement of relevant expenses for travel, technology and communication costs.

     * Agent agreement in relation to consulting services for sales of visionGATEWAY products and payment of commissions. No payments have been made pursuant to this agreement to date.

Chief Executive Officer - Michael Emerson

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

To date the main components of Mr. Emerson's remuneration have been:

     * Salary - base component of AUD$10,000 (approximately USD$7,500) for the period when Mr. Emerson is working out of Australia, and USD$10,000 for the period when he is working out of the U.S. or other regions outside Australia.

     * Expenses - all reasonable business expenses covering travel, etc and other expenses paid on behalf of the business would be payable by the Company based on the submission of monthly expense claims. This would include all core expenses (including accommodation and provision of a motor vehicle) related to Mr. Emerson, with his family, operating from the U.S. or other region outside Australia, as well as relocation expenses.

     *    Incentives

          *    Profit sharing   as and when established by the Company,
               this contractual arrangement regarding the services of Mr. Emerson will enable inclusion in the Company/staff profit sharing facility that is expected to be adopted.

          *    Shareholding   as a direct result of the role and
               performance by Mr. Emerson, plus the hardships endured through delayed payment of remuneration and expenses, the Company agreed in April 2003 to grant 1,000,000 shares of common stock subject to a two year vesting schedule. Of these shares 500,000 vested in April 2004 (and formally issued in May 2004) and 500,000 shares will vest in January 2005.

          *    Options   Mr. Emerson has been granted 300,000 options with
               an exercise price of $0.50 per share. These options vest over a four year period.

Through MICEL Pty Ltd, a company of which Mr. Emerson is a director and shareholder, there is an agent agreement in relation to consulting services for sales of visionGATEWAY products and payment of commissions. No payments have been made pursuant to this agreement to date.

Mr. Michael Bromley was Vice President Strategic Business Development for Asia Pacific for part of the year ending April 30, 2005, but is no longer employed by the Company.

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 30, 2005 regarding the ownership of the Company's common stock, by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table below; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of any class of the Company's voting securities. Unless otherwise indicated in the table set forth below, each person or entity named below has an address in care of the Company's principal executive offices.


                                           Beneficial Ownership
                                           Common Stock
                         Position          Shares                   %
Directors and Affiliated                                        Ownership
Stockholders:
Andrew Brett Wotton      Chairman of the      24,100,000           57%
(1)(2)                   Board of Directors
206 Tablelands Road
Opotiki, New Zealand

Martin Wotton (3)        President and                 0            0%
79 Markwell Street       Director
Hamilton, Queensland 4007
Australia

Michael Emerson          Vice President,       2,200,000            5.2%
13950 NW Passage         Chief Executive
Marina Del Rey, CA 90290 Officer and
USA                      Director

Trevor Tappenden         Director                 50,000            0.1%
9 Hawksburn Close
South Yarra, VIC 3141
Australia

5% or Greater Ownership of Voting Securities:
Aspen Capital Partners   Principal            23,000,000           54.4%
206 Tablelands Road      Shareholder
Opotiki, New Zealand

Michael Emerson          Vice President,       2,200,000            5.2%
13950 NW Passage         Chief Executive
Marina Del Rey, CA 90290 Officer and
USA                      Director


All Officers and Directors as a group         26,350,000           62.3%

(1) All of the shares owned by Aspen Capital Partners Limited, ("Aspen"), a New Zealand corporation, (23,000,000 shares) are attributable to Andrew Brett Wotton because he is the sole shareholder and a director of Aspen. As a result of these holdings and the holdings described in Note 2 below, Andrew Brett Wotton and Aspen are deemed to be principal shareholders of the Company.

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

Item 12    Certain Relationships and Related Transactions

Aspen Capital Partners Limited, owned by Mr. Andrew Brett Wotton, has two contracts with visionGATEWAY in relation to the provision of services:

     * The Management Contract with a management fee of AUD$100,000 (approximately USD$75,000) per annum to be paid quarterly. Less than AUD$40,000 has been made pursuant to this contract. Most payments have related to payment or reimbursement of relevant expenses for travel, technology and communication costs.

     * Agent agreement in relation to consulting services for sales of visionGATEWAY products and payment of commissions. No payments have been made pursuant to this agreement to date.

Through MICEL Pty Ltd, a company of which Mr. Emerson is a director and shareholder, there is an agent agreement in relation to consulting services for sales of visionGATEWAY products and payment of commissions. No payments have been made pursuant to this agreement to date.

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

On 2 March 2004 an additional 300,000 options were granted to Aspen Capital Partners Limited with the same vesting and exercising terms and price.

Other Shares:

On 2 April, 2004, the Company had decided to issued 2,000,000 shares of preferred stock to a related party (which shares common ownership and
management) for services in relation to investment funding, at par.   The
Company was to record the transaction at $200,000. The related party, Aspen Fund Limited, a wholly owned subsidiary of Aspen Capital Partners Limited, has been established to facilitate future investment in the Company. During the year ended April 30, 2005, the Company converted the preferred shares into common shares.

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

(2) Incorporated by reference to 10-SB filed with the Securities and Exchange Commission on April 28, 2000.

(3) Incorporated by reference to 10-KSB filed with the Securities and Exchange Commission on August 19, 2004.

     (b)   Reports on Form 8-K

We furnished to the SEC a report on Form 8-K dated May 26, 2004, containing our May 26, 2004 Press Release related to our agreement with Avnet Hall-Mark's ESP Program.

We furnished to the SEC a report on Form 8-K dated September 24, 2004, related to our agreement with Education Communications Consortia Inc for a joint venture known as ECCI-VGI Solutions. ECCI subsequently changed its name to Netwolves ECCI Corp.


Item 14    Principle Accountant Fees and Services

The Board of Directors has continued to use Mantyla McReynolds LLC as the Company's independent auditors for the fiscal year ending April 30, 2005. Mantyla McReynolds LLC has previously audited the Company's financial statements when operating as Chiropractic 21 International.

Stockholder ratification of the selection of Mantyla McReynolds LLC as the Company's independent auditors is not required by the Company's Bylaws or otherwise. The Board of Directors, in its discretion, may direct the appointment of different independent auditors at any time during the year if they determine that such a change would be in the best interests of the Company and its stockholders.

As part of its duties, the Board of Directors considers whether the provision of services, other than audit services, during the fiscal year ended April 30, 2005 by Mantyla McReynolds LLC, the Company's independent auditor for that period, is compatible with maintaining the auditor's independence. The following table sets forth the aggregate fees billed to the Company for the fiscal years ended April 30, 2004 and April 30, 2005 by Mantyla McReynolds
LLC:

                              Fiscal 2004         Fiscal 2005
Audit Fees (1)                $    3,337          $   7,678
Audit-Related Fees (2)        $     nil           $     nil
Tax Fees (3)                  $      195          $     nil
All Other Fees (4)            $     nil           $     nil

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Mantyla McReynolds LLC in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." This category includes fees related to due diligence services pertaining to potential business acquisitions/disposition; and consultation regarding accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standard or interpretation by the SEC, FASB or other regulatory or standard-setting bodies. General assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes Oxley Act of 2002.

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


Dated September 9, 2005       visionGATEWAY, Inc.
                              By:  /s/ Michael Emerson
                              Michael Emerson
                              Vice President, Chief Executive Officer
                              and Director

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


Signature                          Title                          Date

/s/  Andrew Brett Wotton      Chairman of the Board of      September 9, 2005
Andrew Brett Wotton           Directors

/s/  Martin G. Wotton         President and Director        September 9, 2005
Martin G. Wotton              (principal financial officer)

/s/  Michael Emerson          Vice President, Chief         September 9, 2005
Michael Emerson               Executive Officer and Director
                              (principal executive officer)

/s/  Trevor Tappenden         Director                      September 9, 2005
Trevor Tappenden

/s/  Alan Boyd                Director                      September 9, 2005
Alan Boyd