Form 10QSB
period 2005-07-31
VISIONGATEWAY INC
filed 2005-10-19
CIK 1112902

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           ----------------------

                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED July 31, 2005

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

     As of July 31, 2005 there were 42,268,218 shares of the registrant's common stock outstanding.

   Transitional Small Business Disclosure Format. Yes [ ]. No [X].

                            VISIONGATEWAY, INC.

                                FORM 10-QSB
              FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005
                                   INDEX

                       PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheet at July 31, 2005 (unaudited)   3

     Condensed Consolidated Statements of Operations (unaudited)         4

     Condensed Consolidated Statements of Cash Flows (unaudited)         5

     Notes to Condensed Consolidated Financial Statements (unaudited)    6

Item 2. Management's Discussion and Analysis or Plan of Operations       9

Item 3. Controls and Procedures                                         19

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                             20

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds   20

Item 3.   Defaults Upon Senior Securities                               20

Item 4.   Submission of Matters to a Vote of Security Holders           20

Item 5.   Other Information                                             20

Item 6.   Exhibits and Reports on Form 8-K                              21

                  PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

                       visionGATEWAY, Inc.
     Including the accounts of its wholly owned subsidiaries
                  [A Development Stage Company]
              Condensed Consolidated Balance Sheet
                         July 31, 2005
                          (Unaudited)

                             ASSETS

Assets
   Current Assets
     Cash                                               $       25
                                                        ----------
          Total current assets                                  25
      Equipment & Property (net)                            16,779
      Deposits                                               4,261
                                                        ----------
              Total Assets                              $   21,065
                                                        ==========
              LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Current Liabilities:
  Accounts payable                                      $  912,154
  Bank overdraft                                            15,839
  Accrued liabilities                                      262,764
  Related party payable                                  1,306,919
                                                        ----------
              Total Liabilities                         $2,497,676

Stockholders' Deficit:
  Preferred Stock   10,000,000 shares authorized,
   $.10 par value per share, nil outstanding                     0

  Capital Stock   75,000,000 shares authorized having
   a par value of $.004 per share; 42,268,218 shares
   issued and outstanding                                  169,073
  Additional paid-in capital                             1,167,136
  Deficit accumulated during the development stage      (3,796,187)
  Accumulated foreign currency translation adjustment      (16,633)
                                                       -----------
              Total Stockholders' Deficit               (2,476,611)
                                                       -----------
         Total Liabilities and Stockholders' Deficit   $    21,065
                                                       ===========
         See accompanying notes to financial statements.

                            visionGATEWAY, Inc.
          Including the accounts of its wholly owned subsidiaries
                       [A Development Stage Company]
              Condensed Consolidated Statements of Operations
     For the Three Month Periods Ended July 31, 2005 and 2004 and for the Period from Reactivation [November 30, 2001] through July 31, 2005

                                      3 mths        3 mths     Reactivation
                                      ended         Ended         through
                                      July 31,     July 31,       July 31,
                                       2005         2004            2005
                                    (Unaudited)  (Unaudited)   (Unaudited)
Revenues                             $        0    $       0     $   53,406

Research & development                   62,844       71,349        766,257
General & administrative expenses       172,687      297,592      3,083,336
                                     ----------    ---------     ----------
Operating loss                         (235,531)    (368,941)    (3,796,187)
                                     ----------    ---------     ----------
Net Loss Before Income Taxes           (235,531)    (368,941)    (3,796,187)

Current Period Provision for Income
Taxes                                         0            0              0
                                     ----------  -----------     ----------
Net Loss                             $ (235,531) $  (368,941)   $(3,796,187)
                                     ==========  ===========     ==========
Other Comprehensive Income
   Unrealized gain(loss) on foreign
     Currency translation (net of tax)      265          252        (16,633)
Total Comprehensive Income (Loss)      (235,266)    (368,689)    (3,812,820)
                                     ==========  ===========     ==========
Loss Per Share-basic and diluted     $    (0.01) $     (0.01)    $    (0.11)
                                     ==========  ===========     ==========
Weighted Average Shares Outstanding  42,268,218   39,868,760     33,712,540
                                     ==========  ===========     ==========
         See accompanying notes to financial statements.

                            visionGATEWAY, Inc.
                       [A Development Stage Company]
             Condensed Consolidated Statements of Cash Flows
     For the Three Months Ended July 31, 2005 and 2004 and for the Period from Reactivation [November 30, 2001] through July 31, 2005


                                      3 mths        3 mths     Reactivation
                                      ended         Ended         through
                                      July 31,     July 31,       July 31,
                                       2005         2004            2005
                                    (Unaudited)  (Unaudited)   (Unaudited)
Cash Flows from Operating Activities
Net Loss                             $ (235,531)  $  (368,941)    $(3,796,187)
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Depreciation and amortization           2,687         4,838          41,856
  Stock issued for services                   0             0         371,000
  Change in current assets                    0             0          (4,261)
  Increase in current liabilities        89,224       140,655       1,435,241
                                     ----------   -----------    ------------
Net Cash Used for Operating Activities (143,620)     (223,448)     (1,952,351)

Cash Flows from Investing Activities
  Purchase of equipment & property            0       (15,729)        (58,635)

Cash Flows from Financing Activities
  Proceeds from borrowing               143,237       238,964       1,306,919
  Additional paid in Capital                  0             0         720,725
                                     ----------   -----------    ------------
Net Cash Provided by Financing
Activities                              143,237       238,964       2,027,644

  Effect Of Exchange Rate on cash
  and cash Equivalents                      265           252         (16,633)

Net Increase/(Decrease) in Cash            (118)           39              25

Beginning Cash Balance                      143         3,424               0
                                    -----------   -----------    ------------
Ending Cash Balance                 $        25   $     3,463    $         25
                                    ===========   ===========    ============
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the year for
  interest                                3,163           880          16,815
  Cash paid during the year for
  income taxes                                0             0               0

Supplemental Disclosure of Non-Cash Financing Activities:

  Stock issued to relinquish debt             0             0         244,486

         See accompanying notes to financial statements.

                       visionGATEWAY, Inc.
                  [A Development Stage Company]
 Notes to Condensed Consolidated Financial Statements (unaudited)
                          July 31, 2005

NOTE 1    ORGANIZATION AND INTERIM FINANCIAL STATEMENTS
         (a)  Organization

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

         (b)  Interim financial statements

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of July 31, 2005 and 2004. There has not been any change in the significant accounting policies of visionGATEWAY, Inc. for the periods presented. The results of operations for the three months ended July 31, 2005 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005 filed with the Securities and Exchange Commission (the "SEC").

         (c) Stock based compensation

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

                                           3 mths ending  3 mths ending
                                           July 31, 2005  July 31, 2004

Net loss, as reported                      $(235,531)     $(368,941)

Compensation cost under fair value-based
accounting method, net of tax                      -              -
                                         -----------    -----------
Net loss, pro forma                         (235,531)      (368,941)

Net loss per share-basic and diluted:

    As reported                          $     (0.01)   $     (0.01)

    Pro forma                            $     (0.01)   $     (0.01)


        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 3% and expected lives of 3,650 days.

NOTE 2    LIQUIDITY/GOING CONCERN

         The Company has accumulated losses through July 31, 2005 amounting to $3,796,187, has minimal assets, and has a net working capital deficiency at July 31, 2005 raising substantial doubt about the company's ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

Forward-Looking Statements

Statements made in this Form 10-QSB, particularly in this section, which are not purely historical and statements preceded by, followed by or that include the words "may," "could," "should," "expects," "projects," "anticipates," "believes," "estimates," "plans," "intends," "targets," or similar expressions, are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company.

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

Overview

Description of Business

visionGATEWAY is an Enterprise Solutions Development and Distribution company with a focus on Internet Resource Management and Security. It is accelerating
its growth in key markets   USA, Australia, Asia, and Europe.

visionGATEWAY is continuing the building of a Global Distribution Network using its proprietary business model to grow sales through strategic
partnerships   these include the Avnet Partner Solutions distributorships for
North America, Australia/New Zealand and UK, the Netwolves ECCI Inc. joint venture in USA, and iProof and NetIntelligence in UK. The arrangements between visionGATEWAY and iProof & NetIntelligence are the first of a series of worldwide distribution agreements being brokered by Alan Boyd, former head of acquisitions at Microsoft and now a Director of the Company.

The Company's first product, INTERScepter TM, is an Internet Resource Management solution. This product is an enterprise business solution that helps to improve Company earnings by assisting organizations in understanding, managing and exploiting Internet usage and valuable resources, including bandwidth, systems and employee productivity. The INTERScepter TM solution empowers managers to effectively control, schedule and utilize costly Internet resources, while placing responsibility on users to self manage and modify their Internet usage behavior.

visionGATEWAY has continued with further product innovation for its INTERScepter TM product with the release of the Linux platform version in late 2004 and later in 2005 will release a version for the Home/SOHO markets, as well as other technical and functional innovations. "INTERScepter@Home" will be further facilitated by not only providing a single system solution, but also providing a "solution on a chip" to be OEM'd with communications systems manufacturers and communications bandwidth suppliers, particularly the ISP market.

New synergistic products from 3rd parties are regularly being evaluated and existing contracts have been established with the following for distribution in our regional markets:

     o iProof - a safe and secure email service available online and from your desktop using software and encryption components
     o NetIntelligence - Internet Security products that provide comprehensive protection from the threats that the use of the internet and email can bring for both the home and the enterprise.

visionGATEWAY has ensured that the implementation of its business strategy is well prepared and ready for immediate growth.


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

   The Company recognized a market opportunity for the development of software solutions to identify and redirect non-productive use of staff employees at work to profitable uses of their time and Internet availability, while maintaining security and privacy. Based on the Company's preliminary investigations of market demand for this type of product, it believed that moving forward with the INTERScepter TM project was more than justified.

   The benefit of the Company's product to its customers is based upon improving productivity and reducing costs through the use of its software tools.

   The three primary industry segments for INTERScepter TM at present are:

     1. Education . INTERScepter TM was originally developed for the education environment to meter and cost control Internet usage by students and staff. It contains tailored functionality around the volume of Internet use, the type of Internet usage and functionality for improved learning in lecture and classroom activities. INTERScepter TM can reduce Internet cost and bandwidth usage; it can allocate costs to cost centers and allow students to be charged correctly according to their own personal use beyond base level quotas. Through its access policy facilities, it allows teachers to "regain control of the classroom" without having to revert to the IT department.

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

   The Company has an international presence. Its core software research and development team is based in Brisbane, Australia in conjunction with the Australia/Asia office for marketing and distribution. The company's Sydney, Australia office was closed mid 2005. The Company's registered office is located in San Diego, California. The main U.S. Sales and Distribution office is in Los Angeles, at Marina del Rey, California. Sales activities have commenced in United Kingdom through the Company's new distribution and channel partners. Currently, the Company is in the relationship- building/partnership phase for marketing and sales activities through product bundling for Western Europe and China, particularly in the area of telecommunications. Major emphasis is concurrently being placed on driving the major strategic partnerships and sales channels that have been put in place in the USA, UK and Australia/New Zealand.

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

   The majority of the Company's revenues will come from product licenses. As described above, the Company's first product is the INTERScepter TM software tool. It is sold through a network of distribution channels consisting of technology resellers and other distribution outlets, which the Company refers to as its "channel partners." It provides measurable added value to resellers with only marginal overheads.

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

In the USA INTERScepter is being marketed as a key solution to the problems of internet usage by Universities and High Schools. The Company has been enhancing its visibility in the market place over the last twelve months by participating in selected major conferences for decision makers for the Higher Education market. The key education sector professional associations are NAEB (buyers - those with the purchasing power), NACUBO (business officers, ie CFO
- part of the decision team), ACUTA (Technology Directors - run IT and part of decision team).

   Pricing for INTERScepter TM is currently based around a three year contract License Pack followed by an ongoing Update Pack. In the three year license contract, pricing is based on the number of workstations accessing the Internet rather than the number of users in an organization.

   Standard Channel Partners are contracted to the Company through a Channel Partner Agreement which sets out the terms and conditions of the arrangement, including responsibilities of the parties, product pricing, volume discounts, and channel partner commissions which vary according the value of product sold in a calendar year.

INTERScepter TM  The Internet Resource Management (IRM) Solution

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

   The Company has been augmenting its positioning in the market by adding to the INTERScepter IRM platform with other synergistic products that add further depth of functionality particularly as it relates to security and compliance.

Sources and availability of raw materials and the names of principal suppliers

   The Company is a producer and distributor of software solutions and is not dependent on any one supplier for raw materials for its software products. The underlying technologies are built on publicly available components that are used in conjunction with other software products.

Dependence on one or a few customers

   The Company has outsourced its sales channels and has established or is in process of making alliances with distribution channels in numerous locations and, consequently, most of its sales are generated from these various sources. At this time there is no single reseller or group of resellers upon which the Company is dependent. The Company has strategic partnerships with Avnet Partner Solutions across three countries to distribute INTERScepter, pre-installed on IBM hardware, through that company's reseller channels. When the funding currently being sought is in place, these partnerships can be used to drive core sales growth.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

   The Company has registered product trade marks, trade names and logos in Australia and is now in the process of registering these items in the U.S. The Company is dependent on its trademark for INTERScepter to distinguish its software from other products in the market and to create a market identity for its product. Patents are under consideration for the next generation of INTERScepter.

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

The estimated amount of capital spent during each of the last two fiscal years on research and development activities, and the extent to which the cost of such activities are borne directly by its customers

   The estimated amount spent on research and development in the last two fiscal years was over $510,000. Research and Development expenditure is currently running at an annual rate of just under $250,000 based on the July quarter. All of these expenses have been borne by the Company.

Costs and effects of compliance with environmental laws (federal state and local)

   The Company has not had any significant cost or effect with respect to compliance with environmental laws, either in the U.S. or in Australia.

Number of employees and number of full time employees

   As of July 31, 2005, the total number of employees of the Company is ten
(10) full-time employees of which eight (8) were engaged in production and sales activities and two (2) was engaged in administrative operations. The Company also uses the services of part-time employees or contract service employees in the areas of product development, accounting and sales functions as required. Over the course of fiscal 2006 the Company anticipates that it will be increasing its full-time work force to 20 as needed to support its proposed growth, however this is dependent on future sales prospects as well as the availability and timing of new capital funding.

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

Management's Discussion and Analysis of recent activity and Plan of Operation

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled "Forward-Looking Statements" at the beginning of
Item 2 of this Form 10-QSB.

The July quarter was one of consolidation in anticipation of new funding later this year. This resulted in a cut back in expenditures compared to previous quarters. The Company focused on growing our partnerships in the USA and UK with the focus on leveraging from the new distribution arrangements with Avnet as outlined above as well as promoting the company and product in key market
segments, particularly higher education, Financial Services and SMB's.    In
Australia enhancement of Version 2 of the INTERScepter product has continued and feedback from clients who have trialing the product in live environments have exceeded expectations in relation to the improvements and enhancements in functionality and performance. INTERScepter Version 3 development is also well underway. The quarter also saw the introduction of new products through third party partnerships, focused on internet security and compliance.

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

In the twelve months ended July 2005, visionGATEWAY has been able to acquire investment and loan funds for working capital of approximately US$800,000 from existing and new investors. This has enabled us to pay key operational expenses in Australia and USA, as well as travel and marketing expenses related to the development of sales and investor efforts in U.S., UK and Australia/New Zealand.

The Company continues to seek working capital to meet the key short term requirements of activating the distribution channels and related outsourced sales force in the U.S., ramping up the U.S. operational presence, commencing New Zealand and UK distribution, and providing additional working capital for specific revenue related development projects. This first tranche of funding is to be linked to a main round of funding that is anticipated to close within the next six to nine months in two further tranches, to provide additional working capital for next stage growth in global markets and potential acquisition of synergistic companies. Any delay in obtaining the larger amounts of funding outlined above does not effect existing day-to-day operations that are funded by existing investors. Any delay in the receipt of these larger funding tranches would have the effect of delaying the next stage
growth strategies that have been planned.   These fund raising activities are
currently underway in conjunction with US based investment banking firms.

   The Company anticipates that sales revenue will commence in the last quarter of calendar 2005 in the U.S., Australia/New Zealand and UK markets, once key strategic distribution arrangements, such as those with Avnet Partner Solutions, become fully operational and initial funding is in place.

Research & Development

   Over the last eighteen months, the R&D division was revamped and specific R&D plans incorporated. This was enhanced with the opening of the Company's new R&D Center in Brisbane during February 2004. The key component of this has been version 2.0 ("V2") of INTERScepter TM. V2 is currently being used by a number of clients in Australia and USA. V2 provides enhanced sales potential in the Company's growing market place.

   Version 2.0 provides a number of major improvements over the previous version 1.3. Apart from the change to a Linux operating environment for the INTERScepter TM iGateway system component, there are a number of other improvements in functionality as listed below.

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

   The INTERScepter TM product provides the underlying Internet Resource Management platform on which other modules can be added. These will include modules provided by the Company as well as specialist modules from third parties such as :

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

The INTERScepter TM product provides the underlying Internet Resource Management platform on which other modules can be added. These will include modules provided by visionGATEWAY as well as specialist modules from third parties such as :

     *    Whole of network traffic monitoring and analysis tools;
     * Facilities to monitor, control and charge Internet traffic over mobile telephony (including PDA's with phones);
     * Facilities to monitor, control and charge VOIP traffic (an INTERScepter TM Plus module to be available in 2006);

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

The technology of INTERScepter enables visionGATEWAY to build and leverage a
number of strategic technology alliances.   These can be categorized as
follows :
   * Core components
        * Linux operating system
        * Database systems - MS, IBM, Oracle, etc
         * Client workstations   MS, Linux/Novell, Apple
         * Terminal Services   MS, Citrix
         * User Authentication   MS, Novell, etc
   *    Hardware/Networking
         * Servers   IBM, Intel, HP
         * Wi-Fi   various technology and solution providers
   *    Specialist devices
         *    IP based video conferencing
         * IP based Security cameras
         * Voice Over IP (VOIP)
   *    Specialist software plug-ins
         * Filters
         * Whole of network bandwidth management
         * Spam management
         * E-mail content checking
         * IM content checking
   *    Telcos and ISP's   differentiate data lines with management tool

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

The "visionGATEWAY Global Distribution Network" (VGDN) is a key component of our corporate strategy. We will be able to utilize our US market listing to facilitate the funding that will be necessary to grow the VGDN to the extent and potential we believe is appropriate. As part of the evaluation as to how we implement this strategy, we have been determining the most appropriate corporate structures that will easily complement the strategy.

Alan Boyd, a VGWA Director, has a long experience in product acquisition, which he headed at Microsoft for many years, and he envisions that a Global Distribution Network can be built to feed off products that we can jointly source. Similarly, products from other geographic regions including those developed by visionGATEWAY can also be fed into the network.

From his perspective, visionGATEWAY can be an integral part of this network since VGWA is keen to have its own developed products introduced into many markets, and we are equally keen to populate our own distribution channels with licensed or sourced products. We believe that if we were to continue the development of the VGDN in conjunction with Alan Boyd, leveraging his reputation to head the product sourcing then we believe a number of things would happen including:

       *  enhanced interest from other distributors to join the network;
       *  product developers have a proven distribution channel;
       *  investors have an attractive and diverse investment opportunity.

visionGATEWAY is ideally placed to become the central company in the network 'franchise' with its existing distribution into three major markets, an OTCBB listing and currently in fundraising mode.

Our external advisors believe our sector is poised for substantial growth. They further say that it's a good time to be an emerging provider that secures, controls and optimizes internal business networks. There is a recognized and growing demand for non-obtrusive, wire-speed solutions for compliance, internal network protection, and application optimization. They say that our solution tool appears to be particularly suited to highly regulated, compliance-driven industries that have high bars for end-user control, security and policy-based solutions.

Distribution and Marketing

   Current Sites   INTERScepter TM is has been installed in 35 sites covering over 5,000 workstations and 50,000 users in Australia, U.S.A. and Malaysia.

   Significant New Distribution and Business Development initiatives are underway in U.S., UK and Australia, in conjunction with our strategic partnerships and as new investor funding begins to flow. In conjunction with this funding the Company would commence a recruitment campaign for new Business Development and Pre-Sales Technical staff across the regions to support the strategic partnerships that have been and are being completed.

   The Company has also been promoting itself in the marketplace, initially with a focus on Higher Education, to leverage from its origins and also from its partnerships. More recently this has been augmented by a focus on the financial services sector, telecommunications (particularly ISP's) and SMB's in conjunction with the enhanced suite of products we have brought in to meet immediate business needs.

The Company now has established a number of channel partners in the U.S., however they are not yet very active, as we await funding to staff up to drive sales from these partnerships. They provide a good spread over Education, Government and Corporate markets.

Activities in the Australasia region have been enhanced with the completion of the distribution agreement for that region with VAD of New Zealand.

   There is also special interest in a special "Lite" version of INTERScepter that will provide "Location Access Control" in schools to facilitate classroom control of internet usage by teachers. A number of schools have already requested the special system for installation in January.

   The key component of the Avnet arrangement is to take INTERScepter TM on board in an "appliance" model variation where INTERScepter TM will be linked to IBM brand servers and taken to Avnet's resellers' major clients. Through this link with IBM there are opportunities to leverage that company's resources and client base. There has also been an arrangement established with IBM to provide our R&D Center with equipment to facilitate the porting of the INTERScepter solution to the IBM OpenPower series of servers. This will commence in the last quarter of 2005.

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

                      Part II OTHER INFORMATION


Item 1.        Legal Proceedings

At July 31, 2005 there were no material legal proceedings pending against the Company and to the knowledge of management, no federal, state or local governmental agency is presently contemplating any such proceedings against the Company or any of its affiliates.

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

(1) Incorporated by reference to 8-K12G3 filed with the Securities and Exchange Commission on April 7, 2004.
(2) Incorporated by reference to 10-SB filed with the Securities and Exchange Commission on April 28, 2000.
(3) Incorporated by reference to 10-KSB filed with the Securities and Exchange Commission on August 19, 2004.
     (b)   Reports on Form 8-K
We have not furnished to the SEC any reports on Form 8-K during the quarter ended July 31, 2005.

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

Date: October 19, 2005