Form 10QSB
period 2005-10-31
VISIONGATEWAY INC
filed 2005-12-15
CIK 1112902

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED October 31, 2005

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

   As of October 31, 2005 there were 42,268,218 shares of the registrant's common stock outstanding.

   Transitional Small Business Disclosure Format. Yes [  ]. No [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                              VISIONGATEWAY, INC.

                                 FORM 10-QSB
               FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005
                                    INDEX

                  PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet at October 31, 2005
          (unaudited)                                                    3
          Condensed Consolidated Statements of Operations
          (unaudited)                                                    4
          Condensed Consolidated Statements of Cash Flows
          (unaudited)                                                    6
          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                    7

Item 2.   Management's Discussion and Analysis or Plan of Operations    10

Item 3.   Controls and Procedures                                       20

                PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                             21
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds   21
Item 3.   Defaults Upon Senior Securities                               21
Item 4.   Submission of Matters to a Vote of Security Holders           21
Item 5.   Other Information                                             21
Item 6.   Exhibits and Reports on Form 8-K                              22

                  PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries

 [A Development Stage Company]
Condensed Consolidated Balance Sheet
October 31, 2005
Unaudited

ASSETS

Assets
   Current Assets
     Cash                                                     $       6
                                                              ---------
          Total current assets                                        6
      Equipment & Property (net)                                 14,127
      Deposits                                                        0
                                                              ---------
Total Assets                                                  $  14,133
                                                              =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Current Liabilities:
  Accounts payable                                            $ 999,794
  Bank Overdraft                                                      0
  Accrued liabilities                                           315,858
  Related party payable                                       1,401,238
                                                              ---------
Total Liabilities                                            $2,716,890

Stockholders' Deficit:
  Preferred Stock   10,000,000 shares authorized,
   $.10 par value per share, Nil outstanding                          0
  Capital Stock   75,000,000 shares authorized having a
   par value of $.004 per share; 42,268,218 shares issued
   and outstanding                                              169,073
  Additional paid-in capital                                  1,167,136
  Deficit accumulated during the development stage           (4,023,529)
  Accumulated foreign currency translation adjustment           (15,437)
                                                              ---------
Total Stockholders' Deficit                                  (2,702,757)
                                                              ---------
Total Liabilities and Stockholders' Deficit                  $   14,133
                                                              =========
visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries

 [A Development Stage Company]
Condensed Consolidated Statements of Operations

For the Three Month Periods Ended October 31, 2005 & 2004

                                           3 mths ended        3 mths ended
                                            October 31          October 31
                                               2005               2004
                                            Unaudited           Unaudited
Revenues                                    $       0           $       0

Research & development                         64,159              97,591
General & administrative expenses             163,183             383,338
                                            ---------           ---------
Operating loss                               (227,342)           (480,929)
                                            ---------           ---------
Net Loss Before Income Taxes                 (227,342)           (480,929)

Current Year Provision for Income Taxes             0                   0
                                            ---------           ---------
Net Loss                                    $(227,342)          $(480,929)
                                            =========           =========
Other Comprehensive Income
   Unrealized gain(loss) on
   foreign Currency
   translation (net of tax)                     1,197              (8,314)
Total Comprehensive Income (Loss)            (226,145)           (489,243)
                                            =========           =========
Loss Per Share - basic and diluted          $   (0.01)          $   (0.01)
                                            =========           =========

Weighted Average Shares Outstanding        42,268,218          41,942,131
                                           ==========          ==========
visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries

 [A Development Stage Company]
Condensed Consolidated Statements of Operations

For the Six Month Periods Ended October 31, 2005 & 2004, and for the Period from Reactivation [November 30, 2001] through October 31, 2005

                         6 mths ended        6 mths ended        Reactivation
                           October 31          October 31         through
                              2005               2004         October 31, 2005
                            Unaudited           Unaudited         Unaudited
Revenues                    $       0           $       0         $    53,406

Research & development        127,003             168,941             830,416
General & administrative
expenses                      335,870             680,929           3,246,519
                            ---------           ---------         -----------
Operating loss               (462,873)           (849,870)         (4,023,529)
                            ---------           ---------         -----------
Net Loss Before Income Taxes (462,873)           (849,870)         (4,023,529)

Current Year Provision for
Income Taxes                        0                   0                   0
                            ---------           ---------         -----------
Net Loss                    $(462,873)          $(849,870)        $(4,023,529)
                            =========           =========         ===========
Other Comprehensive Income
   Unrealized gain(loss) on
   foreign Currency
   translation (net of tax)     1,462              (8,062)            (15,437)
Total Comprehensive Income
   (Loss)                    (461,411)           (857,932)         (4,038,966)
                            =========           =========         ===========
Loss Per Share - basic and
diluted                     $   (0.01)          $   (0.02)        $     (0.11)
                            =========           =========         ===========


Weighted Average Shares
Outstanding                42,268,218          40,905,446          35,246,485
                           ==========          ==========          ==========
visionGATEWAY, Inc.
 [A Development Stage Company]
Condensed Consolidated Statements of Cash Flows

For the six months Ended October 31, 2005 & 2004, and for the Period from Reactivation
[November 30, 2001] through October 31, 2005

                                   6 mths ended 6 mths ended   Reactivation
                                     October 31   October 31     through
                                        2005         2004     October 31, 2005
                                     Unaudited    Unaudited      Unaudited
Cash Flows from Operating Activities
Net Loss                             $(462,873)   $(849,870)     $ (4,023,529)
Adjustments to reconcile net income
to net cash provided by operating
activities:
     Depreciation and amortization       5,339        9,950            44,508
     Stock issued for services               0     (200,000)          371,000
     Change in current assets            4,261            0                 0
     Increase in current liabilities   214,119      325,486         1,560,136
                                     ---------    ---------      ------------
Net Cash Used for Operating
Activities                            (239,154)    (714,434)       (2,047,885)

Cash Flows from Investing Activities
    Purchase of property                     0      (15,729)          (58,635)

Cash Flows from Financing Activities
    Proceeds from borrowing            237,555      538,870         1,401,238
    Additional paid in Capital               0      200,000           720,725
                                     ---------    ---------      ------------
Net Cash Provided by Financing
Activities                             237,555      738,870         2,121,963


    Effect Of Exchange Rate on cash
    and cash Equivalents                 1,462       (8,062)          (15,437)

Net Increase/(Decrease) in Cash           (137)         645                 6

Beginning Cash Balance                     143        3,424                 0
                                     ---------    ---------      ------------
Ending Cash Balance                  $       6    $   4,069      $          6
                                     =========    =========      ============
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for
   interest                              6,964        5,627            20,616
  Cash paid during the period for
   income taxes                              0            0                 0

Supplemental Disclosure of Non-Cash Financing Activities:

 Stock issued to relinquish debt             0            0           244,486
                      visionGATEWAY, Inc.
                  [A Development Stage Company]
Notes to Condensed Consolidated Financial Statements (unaudited)
                        October 31, 2005

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

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

     (b)  Interim financial statements

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of October 31, 2005 and 2004. There has not been any change in the significant accounting policies of visionGATEWAY, Inc. for the periods presented. The results of operations for the six months ended October 31, 2005 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005 filed with the Securities and Exchange Commission (the "SEC").

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

                                              6 mths ending   6 mths ending
                                             October 31, 2005 October 31, 2004
Net loss, as reported                          $   (462,873)    $  (849,870)

Compensation cost under fair value-based
accounting method, net of tax                             -               -
                                               ------------     -----------
Net loss, pro forma                                (462,873)       (849,870)

Net loss per share-basic and diluted:
    As reported                                $      (0.01)    $     (0.02)

    Pro forma                                  $      (0.01)    $     (0.02)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 3% and expected lives of 3,650 days.

     (d)  Research & Development Costs

     Expensing of Research & Development Costs. Research and Development is expensed as incurred.

NOTE 2    LIQUIDITY/GOING CONCERN

     The Company has accumulated losses through October 31, 2005 amounting to $4,023,529, has minimal assets, and has a net working capital deficiency at October 31, 2005 raising substantial doubt about the company's ability to continue as a going concern.

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

Overview

Description of Business

visionGATEWAY is an Enterprise Solutions Development and Distribution company with a focus on Internet Resource Management and Security. It is accelerating
its growth in key markets   USA, UK, Australia, Asia, and Europe.

visionGATEWAY is continuing the building of a Global Distribution Network using its proprietary business model to grow sales through strategic
partnerships   these include the Avnet Partner Solutions distributorships for
North America, UK and Australia/New Zealand, and iProof and NetIntelligence in UK. The arrangements between visionGATEWAY and iProof & NetIntelligence are the first of a series of worldwide distribution agreements being brokered by Alan Boyd, former head of acquisitions at Microsoft and now a Director of the Company.

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

visionGATEWAY has continued with further product innovation for its INTERScepter product with the release of the Linux platform version in late 2004 and now in late 2005 has released a version for the Home/SOHO markets, as well as other technical and functional innovations. "INTERScepter@Home" will be further facilitated by not only providing a single system solution, but also providing a "solution on a chip" to be OEM'd with communications systems manufacturers and communications bandwidth suppliers, particularly the ISP market.

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

   The Company has an international presence. Its core software research and development team is based in Brisbane, Australia in conjunction with the Australia/Asia office for marketing and distribution. The Company's registered office is located in San Diego, California. The main U.S. Sales and Distribution office is in Los Angeles, at Marina del Rey, California. Sales and marketing activities have commenced in United Kingdom through the
Company's new distribution and channel partners   these will begin to show
results in the first quarter of 2006. Currently, the Company is in the relationship- building/partnership phase for marketing and sales activities through product bundling for Western Europe and China, particularly in the area of telecommunications. Major emphasis is concurrently being placed on driving the major strategic partnerships and sales channels that have been put in place in the USA, UK and Australia/New Zealand.

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

   With the introduction of INTERScepter for the Home and SOHO (Small Office Home Office) markets, there will be opportunities to OEM this product through communications systems manufacturers as well as Telcos and ISP's.

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

In the U.S. and the UK, the Company has worked with a number of partners to assist in the development of opportunities in all segments. They have also assisted the Company to build a distribution and reseller network. In addition the Company has completed major distribution arrangements. One of these is with Avnet Partner Solutions, a division of the $4.35 billion Avnet Technology Solutions operating group of Avnet, Inc. (NYSE: AVT). This arrangement now covers North America, UK and Australia/New Zealand. With the Company's expansion into Europe, Avnet's Reseller Partners are being solicited in those areas to distribute a bundled solution. Avnet Partner Solutions has incentivised its Business Development Managers to sign resellers as channel partners and help them drive customer sales. As a result of this activity the Company is currently negotiating with a number of new channel partners across all regions.

As a result of these channel partner activities, the Company has end user opportunities that are being pursued across the U.S. and UK with a number of Universities, Educational institutions, Government Departments, and Corporate enterprises. Within the corporate sector particular emphasis has been placed on the Financial Services market segment which has business issues in relation to compliance and security, which the visionGATEWAY products provide an ideal solution. With the introduction of the latest version of INTERScepter, new opportunities will be pursued in the SMB market in conjunction with partners who specialize in that segment of the market.

In the USA and UK, INTERScepter is being marketed as a key solution to the problems of internet usage by Universities and High Schools. The Company has been enhancing its visibility in the market place over the last twelve months by participating in selected major conferences for decision makers for the Higher Education market. The key education sector professional associations in the USA are NAEB (buyers - those with the purchasing power), NACUBO (business officers, ie CFO - part of the decision team), ACUTA (Technology Directors - run IT and part of decision team).

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

Dependence on one or a few customers

   The Company has outsourced its sales channels and has established or is in process of making alliances with distribution channels in numerous locations and, consequently, most of its sales are generated from these various sources. At this time there is no single reseller or group of resellers upon which the Company is dependent. The Company has strategic partnerships with Avnet Partner Solutions across three countries to distribute INTERScepter, pre-installed on IBM hardware, through that company's reseller channels. When the funding currently being sought is in place, these partnerships can be used to rapidly drive core sales growth.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

   The Company has registered product trade marks, trade names and logos in Australia and is now in the process of registering these items in the U.S. The Company is dependent on its trademark for INTERScepter TM to distinguish its software from other products in the market and to create a market identity for its product. Patents are under consideration for the next generation of INTERScepter TM.

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

The estimated amount of capital spent during each of the last two fiscal years on research and development activities, and the extent to which the cost of such activities are borne directly by its customers

   The estimated amount spent on research and development in the last two fiscal years was over $500,000. Research and Development expenditure is currently running at an annual rate of just under $250,000 based on the October quarter. All of these expenses have been borne by the Company.

Costs and effects of compliance with environmental laws (federal state and local)

   The Company has not had any significant cost or effect with respect to compliance with environmental laws, either in the U.S. or in Australia.

Number of employees and number of full time employees

   As of October 31, 2005, the total number of employees of the Company is less than ten full-time employees as operations were scaled back until the current funding being sought is in place. The Company also uses the services of part-time employees or contract service employees in the areas of product development, accounting and sales functions as required. Over the course of fiscal 2006 the Company anticipates that it will be increasing its full-time work force to 20 as needed to support its proposed growth, however this is dependent on future sales prospects as well as the availability and timing of new capital funding.

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

The October quarter was one of consolidation in anticipation of new funding later this year and early 2006. This resulted in a cut back in expenditures compared to previous quarters. The Company focused on growing our partnerships in the USA and UK with the focus on leveraging from the new distribution arrangements with Avnet as outlined above as well as promoting the company and product in key market segments, particularly higher education,
Financial Services and SMB's.    A key focus from a development perspective
has been the completion of the first phase of INTERScepter Version 3. This has seen the release on the INTERScepter Home/SOHO version which is being presented to distributors and communications systems manufacturers for OEM opportunities. The quarter also saw the introduction of new products through third party partnerships, focused on internet security and compliance.
Plan of Operation

Funding

The visionGATEWAY business over the last two years has focused on product development and building its market positioning, presence and global distribution channels. In the last twelve months, the key aspects of expenditure have been:

     * Building reseller networks and client opportunities through its US base and through the key distribution arrangements such as with Avnet;
     *    Restructuring the channels in Australia, New Zealand and Asia;
     * Opening new channels in the UK through Avnet and our new board member, Alan Boyd;
     * Finding and evaluating synergistic 3rd party products to bring to the distribution mix;
     * Development of INTERScepter version 2 with significant enhancements in functionality and a new underlying platform in Linux for the iGateway component of the product; and
     * Development of INTERScepter version 3 to address the Home and SOHO markets.

Since early 2005, the Company has focused on arranging major funding that will enable it to take full advantage of the platform that has been built through its product development and global distribution channels. This funding will be used to drive sales in global markets with a key focus on the U.S. and UK. It also enables the Company to focus on some new product initiatives that are aligned to market needs and sales potential.

In the twelve months ended October 2005, visionGATEWAY has been able to acquire investment and loan funds for working capital of approximately US$800,000 from existing and new investors. This has enabled us to pay key operational expenses in Australia and USA, as well as travel and marketing expenses related to the development of sales and investor efforts in U.S., UK and Australia/New Zealand.

The Company continues to seek working capital to meet the key short term requirements of activating the distribution channels and related outsourced sales force in the U.S., ramping up the U.S. operational presence, commencing New Zealand and UK distribution, and providing additional working capital for specific revenue related development projects. This first tranche of funding is to be linked to a main round of funding that is anticipated to close within the next six to nine months in two further tranches, to provide additional working capital for next stage growth in global markets and potential acquisition of synergistic companies. Any delay in obtaining the larger amounts of funding outlined above does not effect existing day-to-day operations that are funded by existing investors. Any delay in the receipt of these larger funding tranches would have the effect of delaying the next stage
growth strategies that have been planned.   These fund raising activities are
currently underway in conjunction with US based investment banking firms and Australian investor groups.

   The Company anticipates that sales revenue will commence in the first quarter of calendar 2006 in the U.S., Australia/New Zealand and UK markets, once key strategic distribution arrangements, such as those with Avnet Partner Solutions, become fully operational and initial funding is in place.

Research & Development

   Over the last eighteen months, the R&D division was revamped and specific R&D plans incorporated. This was enhanced with the opening of the Company's new R&D Center in Brisbane during February 2004. The first component of this has been version 2.0 ("V2") of INTERScepter TM. V2 is now used by all clients and resellers in Australia, USA and UK. V2 provides enhanced sales potential in the Company's growing market place.

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

   The INTERScepter TM product provides the underlying Internet Resource Management platform on which other modules can be added. These will include modules provided by the Company as well as specialist modules from third parties such as:

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

The second key component of Development is INTERScepter version 3. This version will not only address the Home and SOHO markets, but also provide database independence and significant technological advantages. We have now formally announced our new INTERScepter Home product that provides full internet control and management to the home/small business user. This has resulted in real interest from communications manufacturers. We have the
solution loaded on a chip inside a Cable/DSL Router.   We have begun to
arrange appointments to introduce this solution around telecommunication manufacturers as well as Telcos and ISP's on 3 continents.

As a result of global exposure to the visionGATEWAY Business Model through investor forums and reseller networks, there is significant interest from other businesses for the Company to consider adding on synergistic product modules and expand the product offering.

The INTERScepter TM product provides the underlying Internet Resource Management platform on which other modules can be added. These will include modules provided by visionGATEWAY as well as specialist modules from third parties such as:

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

INTERScepter can also be integrated into Bundled Solutions

     * iNTERNET TRACKER - INTERScepter plus Billing Solution for Higher Education market
     *      Teleport Vision  - Internet based security camera control solution

In line with this strategy we have just established new joint distributor arrangements with iProof and NetIntelligence of UK for their suite of Internet Security products.

The technology of INTERScepter enables visionGATEWAY to build and leverage a
number of strategic technology alliances.   These can be categorized as
follows:
     o    Core components
          *    Linux operating system
          *    Database systems - MS, IBM, Oracle, etc
          *    Client workstations   MS, Linux/Novell, Apple
          *    Terminal Services   MS, Citrix
          *    User Authentication   MS, Novell, etc
     o    Hardware/Networking
          *    Servers   IBM, Intel, HP
          *    Wi-Fi   various technology and solution providers
     o    Specialist devices
          *    IP based video conferencing
          *    IP based Security cameras
          *    Voice Over IP (VOIP)
     o    Specialist software plug-ins
          *    Filters
          *    Whole of network bandwidth management
          *    Spam management
          *    E-mail content checking
          *    IM content checking
     o    Telcos and ISP's   differentiate data lines with management tool

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

From his perspective, visionGATEWAY can be an integral part of this network since VGWA is keen to have its own developed products introduced into many markets, and we are equally keen to populate our own distribution channels with licensed or sourced products. We believe that if we were to continue the development of the VGDN in conjunction with Alan Boyd, leveraging his reputation to head the product sourcing then we believe a number of things would happen including :

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

Distribution and Marketing

   Current Sites - INTERScepter TM is has been installed in 35 sites covering over 5,000 workstations and 50,000 users in Australia, New Zealand, U.S.A., UK and Malaysia.

   Significant New Distribution and Business Development initiatives are underway in U.S., UK and Australia/New Zealand, in conjunction with our strategic partnerships and as new investor funding begins to flow. In conjunction with this funding the Company would commence a recruitment campaign for new Business Development and Pre-Sales Technical staff across the regions to support the strategic partnerships that have been and are being completed.

   The Company has also been promoting itself in the marketplace, initially with a focus on Higher Education, to leverage from its origins and also from its partnerships. More recently this has been augmented by a focus on the financial services sector, telecommunications (particularly ISP's) and SMB's in conjunction with the enhanced suite of products we have brought in to meet immediate business needs. The latest version of INTERScepter for the Home/SOHO markets will enable us to further utilize and build strategic partnerships to tackle these markets.

The Company now has established a number of channel partners in the U.S. and UK, however they are not yet very active, as we await funding to staff up to drive sales from these partnerships. They provide a good spread over Education, Government and Corporate markets.

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

                   Part II OTHER INFORMATION


Item 1.        Legal Proceedings

At October 31, 2005 there were no material legal proceedings pending against the Company and to the knowledge of management, no federal, state or local governmental agency is presently contemplating any such proceedings against the Company or any of its affiliates.

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

None.

Item 5.        Other Information

None.

Item 6.         Exhibits and Reports on Form 8-K

     (a)   Exhibits

2.1(1)         Agreement and Plan of Reorganization, dated February 27,
               2004, by and among Chiropractic, Vision Nv, and the
               stockholders of Vision Nv.
2.2(1)         Addendum to the Agreement and Plan of Reorganization, dated
               February 27, 2004.
3.1(2)         Articles of Incorporation
3.2(2)         Bylaws of Chiropractic 21 International, Inc.
3.3(2)         Certificate of Amendment to Articles of Incorporation dated
               September 23, 1970.
3.4(2)         Certificate of Amendment to Articles of Incorporation dated
               October 29, 1970.
3.5(2)         Certificate of Amendment to Articles of Incorporation dated
               October 6, 1972.
3.6(2)         Certificate of Amendment to Articles of Incorporation dated
               November 4, 1980.
3.7(2)         Certificate of Amendment to Articles of Incorporation dated
               July 15, 1983.
3.8(2)         Certificate of Amendment to Articles of Incorporation dated
               December 29, 1999.
10.1(3)        Lease, dated February 15, 2004 by and between vision Gateway
               Pty Ltd and Masinello Holdings Pty Ltd.
10.2(3)        Lease Agreement, dated October 25, 2001, by and between
               visionGATEWAY and Executive Centre 133.
10.3(3)        HQ Global Workplaces Virtual Office Program Service
               Agreement, dated December 1, 2003 by and between the
               visionGATEWAY, Inc. and HQ Global Workplaces, Inc.
10.4(3)        Sublease, dated March 1, 2004, by and between Guidance
               Solutions, Inc. and visionGATEWAY, Inc.
10.5(3)        Buy/Sell Agreement, dated May 14, 2004, by and between
               visionGATEWAY, Inc. and AVNET, INC.
10.6(3)        Letter Agreement regarding Management Services by and
               between visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.
10.7(3)        Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and Aspen Capital Partners
               Pty Ltd.
10.8(3)        Letter Agreement regarding Employment of Michael Emerson by and between visionGATEWAY, Inc., Michael Emerson and MICEL Pty
               Ltd.
10.9(3)        Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and MICEL Pty Ltd.
24.1           Power of Attorney (see signature page)
31.1           Certification by Michael Emerson, required by Rule 13a-14(a) or
               Rule 15d-14(a) of the Exchange Act, promulgated pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certification by Martin G. Wotton, required by Rule 13a-14(a)
               or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
32.1           Certification by Michael Emerson, required by Rule 13a-14(b) or
               Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter
               63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2           Certification by Martin G. Wotton, required by Rule 13a-14(b)
               or Rule 15d-14(b) of the Exchange Act and Section 1350 of
               Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------

(1) Incorporated by reference to 8-K12G3 filed with the Securities and Exchange Commission on April 7, 2004.
(2) Incorporated by reference to 10-SB filed with the Securities and Exchange Commission on April 28, 2000.
(3) Incorporated by reference to 10-KSB filed with the Securities and Exchange Commission on August 19, 2004.
     (b)   Reports on Form 8-K

We have furnished to the SEC one report on Form 8-K during the quarter ended October 31, 2005.
October 21, 2005   Entry into Material Definitive Agreements (2).

                            SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          VISIONGATEWAY, INC.


                                          By:/s/Michael F. Emerson
                                          Michael F. Emerson
                                          Chief Executive Officer
Date: December 13, 2005