Form 10QSB
period 2006-01-31
VISIONGATEWAY INC
filed 2006-03-22
CIK 1112902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED January 31, 2006

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


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   No

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

   As of January 31, 2006 there were 42,268,218 shares of the registrant's common stock outstanding.

   Transitional Small Business Disclosure Format. Yes [ ]. No [x].

 Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

                       VISIONGATEWAY, INC.

                           FORM 10-QSB
         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006
                              INDEX

                  PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet at January 31, 2006
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

                  PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
[A Development Stage Company]
Condensed Consolidated Balance Sheet
January 31, 2006
Unaudited

ASSETS

Assets
   Current Assets
     Cash                                          $    7,941
                                                   ----------
          Total current assets                          7,941
      Equipment & Property (net)                       11,447
      Deposits                                              0
                                                   ----------
Total Assets                                       $   19,388
                                                   ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Current Liabilities:
  Accounts payable                                 $1,066,865
  Bank Overdraft                                        3,474
  Accrued liabilities                                 324,504
  Related party payable                             1,482,830
                                                   ----------
Total Liabilities                                  $2,877,673

Stockholders' Deficit:
  Preferred Stock   10,000,000 shares authorized,
   $.10 par value per share, Nil outstanding                0
  Capital Stock   75,000,000 shares authorized
   having a par value of $.004 per share;
   42,268,218 shares issued and outstanding           169,073
  Additional paid-in capital                        1,167,136
  Deficit accumulated during the development stage (4,177,920) Accumulated foreign currency translation
   adjustment                                         (16,574)
                                                   ----------
Total Stockholders' Deficit                        (2,858,285)
                                                   ----------
Total Liabilities and Stockholders' Deficit        $   19,388
                                                   ==========
visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
[A Development Stage Company]
Condensed Consolidated Statements of Operations
For the Three Month Periods Ended January 31, 2006 & 2005

                                         3 mths ended       3 mths ended
                                           January 31         January 31
                                                 2006               2005

Revenues                                  $         0       $          0

Research & development                         45,200             79,740
General & administrative expenses             109,191            261,058
                                          -----------       ------------

Operating loss                               (154,391)          (340,798)
                                          -----------       ------------
Net Loss Before Income Taxes                 (154,391)          (340,798)

Current Year Provision for Income Taxes             0                  0
                                          -----------       ------------
Net Loss                                  $  (154,391)      $   (340,798)
                                          ===========       ============
Other Comprehensive Income
   Unrealized gain(loss) on foreign
     Currency translation (net of tax)         (1,137)            (7,201)
Total Comprehensive Income (Loss)            (155,528)          (347,999)
                                          ===========       ============
Loss Per Share   basic and diluted        $     (0.01)      $      (0.01)
                                          ===========       ============

Weighted Average Shares Outstanding        42,268,218         42,268,218
                                          ===========       ============
visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
[A Development Stage Company]
Condensed Consolidated Statements of Operations
For the Nine Month Periods Ended January 31, 2006 & 2005, and for the Period from Reactivation [November 30, 2001] through January 31, 2006

                                  9 mths ended  9 mths ended      Reactivation
                                    January 31    January 31           through
                                          2006          2005  January 31, 2006
                                     Unaudited     Unaudited         Unaudited
Revenues                          $          0   $         0      $    53,406

Research & development                 172,203       248,681          875,616
General & administrative expenses      445,061       942,005        3,355,710
                                  ------------   -----------      -----------
Operating loss                        (617,264)   (1,190,686)      (4,177,920)
                                  ------------   -----------      -----------
Net Loss Before Income Taxes          (617,264)   (1,190,686)      (4,177,920)

Current Year Provision for Income Taxes      0             0                0
                                  ------------   -----------      -----------
Net Loss                          $   (617,264)  $(1,190,686)     $(4,177,920)
                                  ============   ===========      ===========
Other Comprehensive Income
   Unrealized gain(loss) on foreign
   Currency translation (net of tax)       325       (15,263)         (16,574)
Total Comprehensive Income (Loss) $   (616,939)  $(1,205,949)     $(4,194,494)
                                  ============   ===========      ===========
Loss Per Share   basic and diluted$      (0.01)  $     (0.03)     $     (0.12)
                                  ============   ===========      ===========
Weighted Average Shares Outstanding 42,268,218    41,359,704       35,670,647
                                  ============   ===========      ===========
visionGATEWAY, Inc.
[A Development Stage Company]
Condensed Consolidated Statements of Cash Flows
For the nine months Ended January 31, 2006 & 2005, and for the Period from Reactivation [November 30, 2001] through January 31, 2006

                                  9 mths ended  9 mths ended      Reactivation
                                    January 31    January 31           through
                                          2006          2005  January 31, 2006
                                     Unaudited     Unaudited         Unaudited
Cash Flows from Operating Activities
Net Loss                            $ (617,264)  $(1,190,686)     $(4,177,920)
Adjustments to reconcile net income
to net cash provided by operating
activities:
     Depreciation and amortization       8,019        15,246           47,188
     Stock issued for services               0      (200,000)         371,000
     Change in current assets            4,261        18,532                0
     Increase in current liabilities   293,310       474,884        1,639,327
                                    ----------   -----------      -----------
Net Cash Used for Operating
Activities                            (311,674)     (882,024)      (2,120,405)

Cash Flows from Investing Activities
    Purchase of property                     0       (15,729)         (58,635)


Cash Flows from Financing Activities
    Proceeds from borrowing            319,146       709,851        1,482,830
    Additional paid in Capital               0       200,000          720,725
                                    ----------   -----------      -----------
Net Cash Provided by Financing
Activities                             319,146       909,851        2,203,555


    Effect Of Exchange Rate on
    cash and cash Equivalents              325       (15,263)         (16,575)

Net Increase/(Decrease) in Cash          7,797        (3,165)           7,940

Beginning Cash Balance                     143         3,424                0
                                    ----------   -----------      -----------
Ending Cash Balance                 $    7,940   $       259      $     7,940
                                    ==========   ===========      ===========
Supplemental Disclosure of Cash
Flow Information:
  Cash paid during the period for
   interest                              9,562         7,687           23,214
  Cash paid during the period for
   income taxes                              0             0                0

Supplemental Disclosure of
Non-Cash Financing Activities:
 Stock issued to relinquish debt             0             0          244,486
                       visionGATEWAY, Inc.
                  [A Development Stage Company]
 Notes to Condensed Consolidated Financial Statements (unaudited)
                         January 31, 2006

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

          On March 4, 2004, the Company combined with Chiropractic 21 International, Inc., an inactive public Nevada corporation, for the purpose of recapitalization. The combination is accounted for as a reverse purchase.
          The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

          (b)  Interim financial statements

          The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of January 31, 2006 and 2005. There has not been any change in the significant accounting policies of visionGATEWAY, Inc. for the periods presented. The results of operations for the nine months ended January 31, 2006 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005 filed with the Securities and Exchange Commission (the "SEC").


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


                                        9 mths ending    9 mnths ending
                                     January 31, 2006  January 31, 2005

Net loss, as reported                $     (617,264)    $   (1,190,686)

Compensation cost under fair
value-based accounting method,
net of tax                                        -                  -
                                     --------------     --------------
Net loss, pro forma                        (617,264)        (1,190,686)

Net loss per share-basic and diluted:
    As reported                      $        (0.01)    $        (0.03)

    Pro forma                        $        (0.01)    $        (0.03)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 3% and expected lives of 3,650 days.

          In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted the new standard and it will be effective for the quarter beginning February 1, 2006. The Company is currently evaluating to what extent the entity's equity instruments will be used in the future for employees services and the transition provisions of this standard; therefore, the impact to the Company's financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

          (d)  Research & Development Costs

          Expensing of Research & Development Costs. Research and Development is expensed as incurred.

NOTE 2    LIQUIDITY/GOING CONCERN

          The Company has accumulated losses through January 31, 2006 amounting to $4,177,920 has minimal assets, and has a net working capital deficiency at January 31, 2006 raising substantial doubt about the company's ability to continue as a going concern.

          Management plans include continued development of its planned principal operations and seeking capital either through a private placement or public offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Fund raising is underway through Investment Banking Groups in the USA and through Aspen Capital Partners Limited the Company's major shareholder in Australia.

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

     visionGATEWAY is continuing the building of a Global Distribution Network using its proprietary business model to grow sales through strategic partnerships these include the Avnet Partner Solutions distributorships for United Kingdom, North America, and Australia/New Zealand, as well as joint solution distribution partnerships with iProof and NetIntelligence in the UK, Patriot Techcorp in the USA, and now Centile in UK/France. The arrangements visionGATEWAY has established with Centile, iProof and NetIntelligence are the first of a series of worldwide distribution agreements being facilitated by Alan Boyd, former head of acquisitions at Microsoft and now a Director of the Company.

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

     visionGATEWAY's product innovation for its INTERScepter solution continued with the release of the Linux platform version in late 2004, and in December 2005 reached a significant milestone with the release of a version for the Home/SOHO markets, as well as providing many other technical and functional innovations that enhance saleability.

     Designed so it can be embedded onto ADSL/Cable Modems and Wired/Wireless routers, INTERScepter@Home is specifically targeted to the home, home
     office and small business market segments.   INTERScepter@Home is
     engineered using the NG platform that has been developed by the R&D team as the foundation for all future INTERScepter product variations. It is further facilitated by not only providing a single system solution, but also providing a "solution on a chip" to be OEM'd with communications systems manufacturers and communications bandwidth suppliers, particularly the ISP market. Discussions with systems manufacturers have commenced in all regions.

     New synergistic products from 3rd parties are regularly being evaluated and existing contracts have been established with the following for distribution in our regional markets:

     o Centile - a leading Global Application Feature VoIP software vendor. Their key product, the Centile IntraSwitch, enables Telecommunication Operators, Media Companies and Service Providers to be at the forefront of VoIP and multimedia communications, whilst endowing enterprises and residential end users with top quality communication solutions. INTERScepter will be bundled with Centile's product to provide the first fully "secure" VoIP solution for the market. Details are available in our press release of February 9, 2006.
     o    iProof   a safe and secure email service available online and from
          your desktop using software and encryption components
     o    NetIntelligence   Internet Security products that provide
          comprehensive protection from the threats that the use of the internet and email can bring for both the home and the enterprise.
     o Patriot Techcorp - provision of technology solutions to address compliance with the global legislation issues pertaining to Anti-Money Laundering (AML), Anti-Terrorism, the USA PATRIOT Act, Office of Foreign Assets Control (OFAC), the Bank Secrecy Act (BSA), and other related domestic and foreign governmental regulatory requirements. These applications, particularly the new Global Patriot solution, provide unique opportunities in the Financial Services market place for visionGATEWAY and all its solutions.

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

      The three primary industry segments for INTERScepter TM at present are:

     1. Education. INTERScepter TM was originally developed for the education environment to meter and cost control Internet usage by students and staff. It contains tailored functionality around the volume of Internet use, the type of Internet usage and functionality for improved learning in lecture and classroom activities. INTERScepter TM can reduce Internet cost and bandwidth usage; it can allocate costs to cost centers and allow students to be charged correctly according to their own personal use beyond base level quotas. Through its access policy facilities, it allows teachers to "regain control of the classroom" without having to revert to the IT department.
     2.   Government.   INTERScepter TM allows government agencies to record
          Internet traffic, the type of usage made and allows costs to be allocated against the proper budget. In the Company's opinion, significant benefits can be achieved through implementing Internet policy by use of the INTERScepterTM software. It provides the means to self manage the use of the Internet as well as reducing direct Internet and bandwidth costs.
     3.   Private Enterprise.   Businesses have a need to maximize
          productivity to achieve better performance to stakeholders through a combination in top line performance or bottom line cost reduction. The product allows for both outcomes and can be focused on a particular business objective or a series of them as required. It benefits the business with a growth agenda or one that is looking to streamline costs.

       The Company has an international presence. Its core software research and development team is based in Brisbane, Australia in conjunction with the Australia/Asia office for marketing and distribution. The Company's registered office is located in San Diego, California. Sales and marketing activities have commenced in United Kingdom through the Company's new
distribution and channel partners   these will begin to show results in the
first half of 2006. Currently, the Company is in the relationship-building/partnership phase for marketing and sales activities through product bundling for Western Europe and China, particularly in the area of telecommunications. Major emphasis is concurrently being placed on driving the major strategic partnerships and sales channels that have been put in place in the USA, UK and Australia/New Zealand.

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

        The majority of the Company's revenues will come from product licenses. As described above, the Company's first product is the INTERScepter software tool. It is sold through a network of distribution channels consisting of technology resellers and other distribution outlets, which the Company refers to as its "channel partners." It provides measurable added value to resellers with only marginal overheads.

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

Pricing for INTERScepter TM is currently based around a three year contract License Pack followed by an ongoing Update Pack. In the three year license contract, pricing is based on the number of workstations accessing the Internet rather than the number of users in an organization. Special pricing and bundling has been put together for the new Home product and for the specialist VoIP module.

Standard Channel Partners are contracted to the Company through a Channel Partner Agreement which sets out the terms and conditions of the arrangement, including responsibilities of the parties, product pricing, volume discounts, and channel partner commissions which vary according the value of product sold in a calendar year.

INTERScepter- The Internet Resource Management (IRM) Solution

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

The estimated amount of capital spent during each of the last two fiscal years on research and development activities, and the extent to which the cost of such activities are borne directly by its customers

   The estimated amount spent on research and development in the last two fiscal years was over $550,000. Research and Development expenditure is currently running at an annual rate of just under $250,000 based on the January quarter. All of these expenses have been borne by the Company.

Costs and effects of compliance with environmental laws (federal state and local)

   The Company has not had any significant cost or effect with respect to compliance with environmental laws, either in the U.S. or in Australia.

Number of employees and number of full time employees

   As of January 31, 2006, the total number of employees of the Company is less than ten full-time employees as operations were scaled back until the current funding being finalized is in place. The Company also uses the services of part-time employees or contract service employees in the areas of product development, accounting and sales functions as required. Over the course of calendar 2006 the Company anticipates that it will be increasing its full-time work force to 20 as needed to support its proposed growth, however this is dependent on future sales prospects as well as the availability and timing of new capital funding.

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

The January quarter was one of consolidation in anticipation of new funding being finalized by end March 2006. This resulted in a cut back in expenditures compared to previous quarters. The Company focused on growing our partnerships in the USA and UK with the focus on leveraging from the new distribution arrangements with Avnet as outlined above as well as promoting the company and product in key market segments, particularly higher education,
Financial Services and SMB's.    A key focus from a development perspective
has been the completion of the first phase of INTERScepter Version 3. This has seen the release on the INTERScepter Home/SOHO version which is being presented to distributors and communications systems manufacturers for OEM opportunities. The quarter also saw the introduction of new products through third party partnerships, focused on internet security and compliance, and more recently Voice over IP (VoIP).

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

In the twelve months ended January 2006, visionGATEWAY has been able to acquire investment and loan funds for working capital of approximately US$700,000 from existing and new investors. This has enabled us to pay key operational expenses in Australia and USA, as well as travel and marketing expenses related to the development of sales and investor efforts in U.S., UK and Australia/New Zealand.

The Company is nearing completion of funding for working capital to meet the key short term requirements of activating the distribution channels and related outsourced sales force in the U.S., ramping up the U.S. operational presence, commencing New Zealand and UK distribution, and providing additional working capital for specific revenue related development projects. This first tranche of funding is to be linked to a main round of funding that is anticipated to close within the next three months, to provide additional working capital for next stage growth in global markets and potential acquisition of synergistic companies. Any delay in obtaining the larger amounts of funding outlined above does not effect existing day-to-day operations that are funded by existing investors. Any delay in the receipt of these larger funding tranches would have the effect of delaying the next stage growth strategies that have been
planned.   These fund raising activities are currently underway in conjunction with US based investment banking firms and Australian investor groups.

   The Company anticipates that sales revenue will commence in the first half of calendar 2006 in the U.S., Australia/New Zealand and UK markets, once key strategic distribution arrangements, such as those with Avnet Partner Solutions, become fully operational and initial funding is in place.


Research & Development

   Over the last eighteen months, the R&D division was revamped and specific R&D plans incorporated. This was enhanced with the opening of the Company's new R&D Center in Brisbane during February 2004. The first component of this
has been version 2.0 ("V2") of INTERScepter   . V2 is now used by all clients
and resellers in Australia, USA and UK. V2 provides enhanced sales potential in the Company's growing market place.

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

INTERScepter can also be integrated into Bundled Solutions

     *    iNTERNET TRACKER   INTERScepter plus Billing Solution for Higher
          Education market
     * Teleport Vision - Internet based security camera control solution

In line with this strategy we have just established new joint distributor arrangements with iProof and NetIntelligence of UK for their suite of Internet Security products; and Centile for their VoIP Intra Switch.

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

   The key component of the Avnet arrangement is to take INTERScepter   on
board in an "appliance" model variation where INTERScepter   will be linked to
IBM brand servers and taken to Avnet's resellers' major clients. Through this link with IBM there are opportunities to leverage that company's resources and client base. There has also been an arrangement established with IBM to provide our R&D Center with equipment to facilitate the porting of the INTERScepter solution to the IBM OpenPower series of servers. This will be completed by mid 2006.

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

                      Part II OTHER INFORMATION


Item 1.        Legal Proceedings

At January 31, 2006 there were no material legal proceedings pending against the Company and to the knowledge of management, no federal, state or local governmental agency is presently contemplating any such proceedings against the Company or any of its affiliates.

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

None.

Item 5.        Other Information

None.

Item 6.         Exhibits and Reports on Form 8-K

     (a).  Exhibits

2.1(1) Agreement and Plan of Reorganization, dated February 27, 2004, by and among Chiropractic, Vision Nv, and the stockholders of Vision Nv.
2.2(1) Addendum to the Agreement and Plan of Reorganization, dated February 27, 2004.
3.1(2)    Articles of Incorporation
3.2(2)    Bylaws of Chiropractic 21 International, Inc.
3.3(2) Certificate of Amendment to Articles of Incorporation dated September 23, 1970.
3.4(2) Certificate of Amendment to Articles of Incorporation dated October 29, 1970.
3.5(2) Certificate of Amendment to Articles of Incorporation dated October 6, 1972.
3.6(2) Certificate of Amendment to Articles of Incorporation dated November 4, 1980.
3.7(2)    Certificate of Amendment to Articles of Incorporation dated July 15,
          1983.
3.8(2) Certificate of Amendment to Articles of Incorporation dated December 29, 1999.
10.1(3) Lease, dated February 15, 2004 by and between vision Gateway Pty Ltd and Masinello Holdings Pty Ltd.
10.2(3) HQ Global Workplaces Virtual Office Program Service Agreement, dated December 1, 2003 by and between the visionGATEWAY, Inc. and HQ Global Workplaces, Inc.
10.4(3) Buy/Sell Agreement, dated May 14, 2004, by and between visionGATEWAY, Inc. and AVNET, INC.
10.5(3) Letter Agreement regarding Management Services by and between visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.
10.6(3) Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.
10.7(3) Letter Agreement regarding Employment of Michael Emerson by and between visionGATEWAY, Inc., Michael Emerson and MICEL Pty Ltd.
10.8(3) Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and MICEL Pty Ltd.
24.1      Power of Attorney (see signature page)
31.1 Certification by Michael Emerson, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by Martin G. Wotton, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Michael Emerson, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by Martin G. Wotton, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to 8-K12G3 filed with the Securities and Exchange Commission on April 7, 2004.
(2) Incorporated by reference to 10-SB filed with the Securities and Exchange Commission on April 28, 2000.
(3) Incorporated by reference to 10-KSB filed with the Securities and Exchange Commission on August 19, 2004.
     (b)   Reports on Form 8-K
We have furnished to the SEC one report on Form 8-K during the quarter ended January 31, 2006.
December 22, 2005   Update on Activities and Initial Forecasts for 2006.

                               SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VISIONGATEWAY, INC.

                                        By:/s/Michael F. Emerson
                                        Michael F. Emerson
                                        Chief Executive Officer
Date: March 22, 2006