Form 10KSB
period 2006-04-30
VISIONGATEWAY INC
filed 2006-09-15
CIK 1112902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-KSB

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the Fiscal Year Ended April 30, 2006; OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 934 for the Transition Period From _________ to _________

                         Commission file number 0-30499

                                   -----------

                               VISIONGATEWAY, INC.
             (Exact name of Registrant as specified in its charter)

                Nevada                                        90-0015691
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

   12707 High Bluff Drive, Suite 200,
         San Diego, California                                  92130
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (858) 794-1416

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes |_| No |X|

The Company's revenues for its most recent fiscal year: $0

The aggregate market value of the common stock of the Company held by non-affiliates of the Company on April 30, 2006 was $7,859,252.

The number of shares outstanding of the Company's common stock, as of April 30, 2006, was 42,963,753. Transitional Small Business Disclosure Format. Yes |_| No |X|

EXPLANATORY NOTE

This Form 10-KSB is complete and includes the Audited Financial Statements of the Registrant.

                               VISIONGATEWAY, INC.

                                   FORM 10-KSB
                   FOR THE FINANCIAL YEAR ENDED APRIL 30, 2006
                                TABLE OF CONTENTS

Part I

Item 1.      Description of Business                                                                                   4
Item 2.      Description of Property                                                                                   8
Item 3.      Legal Proceedings                                                                                         9
Item 4.      Submission of Matters to a Vote of Security Holders                                                       9

Part II

Item 5.      Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity
             Securities                                                                                                9
Item 6.      Management's Discussion and Analysis or Plan of Operation                                                10
Item 7.      Financial Statements                                                                                     17
Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                     17
Item 8A.     Controls and Procedures                                                                                  18

Part III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
             Exchange Act                                                                                             18
Item 10.     Executive Compensation                                                                                   20
Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters           21
Item 12.     Certain Relationships and Related Transactions                                                           22
Item 13.     Exhibits and Reports on Form 8-K                                                                         24
Item 14.     Principal Accounting Fees and Services                                                                   25

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

Part I

Item 1 Description of Business

Background

visionGATEWAY, Inc. (the "Company") is a corporation organized in 1970 under the laws of Nevada, and until March 2004 was known as Chiropractic 21 International, Inc. ("Chiropractic"). Chiropractic was an inactive public corporation for a number of years until March 4, 2004 when it acquired visionGATEWAY, Inc., ("Vision Nv") a corporation organized on September 13, 1999, also under the laws of Nevada. Upon its acquisition of Vision Nv, all of the operations and business of the Company consisted of Vision Nv's business which the Company now operates through Vision Nv.

Vision Nv is the primary holding company for the software business now being conducted and described below. Vision Nv has two wholly owned subsidiaries, visionGATEWAY Pty Ltd an Australian corporation organized to distribute and market the products of Vision Nv and Software Innovisions Pty Ltd, also an Australian corporation, which was engaged in the development of business software and the developer of the INTERScepter (TM) Internet Resource Management ("IRM") software described below. These subsidiaries were acquired during the first half of 2002.

The information given below is presented as the business and operations of the Company as consolidated with Vision Nv and referred to as visionGATEWAY.

Description of Business

visionGATEWAY is a software development & distribution company with R&D group in Australia, distribution in USA, Europe, Australia/New Zealand and existing customers across three continents. Although total sales during its last two fiscal years were minimal, the Company considers itself in the commercialization stage of its development because of its focus on building its Distribution channels and markets for its products.

The company provides an extensible platform of software components to power the 'Next Generation Network' (NGN). These components currently include:

o     Internet Resource Management & Control
o     Secure Mail & Secure Data Sharing
o     Voice over IP

The visionGATEWAY NGN platform allows Carriers and other Service Providers to offer their enterprise, small-business and residential customers revenue-generating products from Triple Play and beyond.

visionGATEWAY intends to be the first one-stop shop for software required to build a Next Generation Network (NGN)* and beyond.
       *An NGN is the natural progression of the Internet from a simple file-sharing system to a means of delivering Triple Play (broadband, voice and media) applications. No other company yet offers a complete and comprehensive set of applications needed to build an NGN and also offers a set of value-added NGN applications to enterprise, business and residential customers.

The company has identified a number of products that it wishes to add to its product offering and that can either be acquired or licensed on a highly cost-effective basis. These products will substantially enhance the company's position as the one-stop shop for Next Generation Network software. They include:
-     integrated encryption and digital rights management system
-     advanced TV Application Manager for IPTV and hybrid digital TV solutions

visionGATEWAY is continuing the building of a Global Distribution Network using its proprietary business model to grow sales through strategic partnerships - these include the Avnet Partner Solutions distributorships for United Kingdom, North America, and Australia/New Zealand, as well as joint solution distribution partnerships with Saturn IQ and NetIntelligence in the UK, Patriot Techcorp in the USA, and Centile in UK/France.

visionGATEWAY (through its Australian subsidiaries) has been operating for a total of six years, commencing in 2000. The Company's first product ("INTERScepter(TM)") is an Internet Resource Management & Security solution. It is an underlying "platform" to manage and control all IP usage. The initial INTERScepter versions have focused on an enterprise business solution that helps to improve Company earnings by assisting organizations in understanding, managing and exploiting Internet usage and valuable resources, including bandwidth, systems and employee productivity. The INTERScepter(TM) solution empowers managers to effectively control, schedule and utilize costly Internet resources, while placing responsibility on users to self manage and modify their Internet usage behavior.

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

The Company recognized a market opportunity for the development of software solutions to identify and redirect non-productive use of staff employees at work to profitable uses of their time and Internet availability, while maintaining security and privacy. Based on the Company's preliminary investigations of market demand for this type of product, it believed that moving forward with the INTERScepter (TM) project was more than justified.

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

New synergistic products from 3rd parties are regularly being evaluated and existing contracts have been established with the following for distribution in our regional markets:

      o Centile - a leading Global Application Feature VoIP software vendor. Their key product, the Centile IntraSwitch, enables Telecommunication Operators, Media Companies and Service Providers to be at the forefront of VoIP and multimedia communications, whilst endowing enterprises and residential end users with top quality communication solutions. The INTERScepter VoIP Module will be bundled with Centile's product to provide the first "secure" VoIP solution for the market.
      o Saturn IQ - safe and secure email and document storage services available online and from your desktop using software and encryption components
      o NetIntelligence - Internet Security products that provide comprehensive protection from the threats that the use of the internet and email can bring for both the home and business.
      o Patriot Techcorp - provision of technology solutions to address compliance with the global legislation issues pertaining to Anti-Money Laundering (AML), Anti-Terrorism, the USA PATRIOT Act, Office of Foreign Assets Control (OFAC), the Bank Secrecy Act (BSA), and other related domestic and foreign governmental regulatory requirements. These applications, particularly the new Global Patriot solution, provide unique opportunities in the Financial Services market place for visionGATEWAY and all its solutions.

Although sales have been minimal to date, the Company has built an international presence. Its core software research and development team is based in Brisbane, Australia. The Company's registered office is located in San Diego, California. New sales opportunities are also being evaluated in Asia, as well as the United Kingdom. New distribution channels are being negotiated in Australia and New Zealand through various strategic partners as a result of the release of the latest NG platform for INTERScepter and the ability to sell as an "appliance".

Sales and Marketing

Sales revenue has minimal over the last two years as the Company has built its distribution channels and also sought to prove the strength and viability of the product in various market regions and market segments. Additionally during FY 2006, as a result of market feedback, the company sought to complete version 3 of the INTERScepter product with a focus on :

      o Improving technical capabilities by using Linux as the core operating system platform
      o     Enhancing scalability by providing a solution for the Home market
      o Improving installation flexibility by building a single system "appliance" version

The first two elements were completed during FY 2006, while the third was completed early in FY 2007.

INTERScepter (TM) is marketed and sold as a business tool, not as a technical product, although it is, in the Company's opinion, technically robust and innovative. The sales proposition is primarily commercial and is targeted at senior management, not solely the IT department. The Company's business model is to use outsourced sales channels and to offer meaningful margins to its channel partners, which will encourage early and considerable commitment. The value chain in the product also provides substantial service revenue opportunities to channel partners. The Company offers significant product breadth to meet the holistic requirements in Internet Resource Management.

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

The majority of the Company's revenues will come from product licenses. As described above, the Company's first product is the INTERScepter (TM) software solution. It is sold through a network of distribution channels consisting of technology resellers and other distribution outlets, which the Company refers to as its "channel partners." It provides measurable added value to resellers with only marginal overheads.

Pricing for the INTERScepter (TM) is currently based around a License Pack followed by an ongoing Update Pack. The pricing is based on the number of workstations accessing the Internet rather than the number of users in an organization. Special pricing and bundling has been put together for the new Home product and for the specialist VoIP module.

Channel Partners are contracted to the Company through a Channel Partner Agreement which sets out the terms and conditions of the arrangement, including responsibilities of the parties, product pricing, volume discounts, and channel partner commissions which vary according the value of product sold in a calendar year.

INTERScepter - The Internet Resource Management (IRM) Solution

The Internet impacts every aspect of today's busy organization so it is no surprise that an organization can benefit from deploying INTERScepter (TM) to manage Internet resources.

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

Competition

The Company does not believe that it has any direct competition with respect to its INTERScepter (TM) software program and it is not aware of any competitor offering the same complete solution with the full elements of the software for sale.

There is, however, substantial indirect competition from products which address issues of immediate concern to clients such as Internet security and violation of web resources. These products address "bad behavior" on network usage. Policing activities tend, however, to intimidate users and bad behavior goes underground and re-offending will generally occur. INTERScepter (TM) assists staff to police their own behavior and guides them to do what is more efficient for the Company.

Competition is also realized from filtering software. Filters eliminate offending materials from the web but the INTERScepter (TM) approach is one of self management rather than forced elimination.

Other products which provide reporting and presentation of gathered statistics, analytics and performance measurement also offer competition for the Company's product.

There are other competitors in the market as well, however, they mainly supply the home market for parental control of the Internet. Some other products are hardware based and cover the aspect of INTERScepter (TM) that controls bandwidth usage. In the Company's opinion, no other product has the same total coverage as INTERScepter (TM).

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

The Company has registered product trade marks, trade names and logos in Australia and is now in the process of registering these items in the U.S. and Europe. The Company is dependent on its trademark for INTERScepter (TM) to distinguish its software from other products in the market and to create a market identity for its product. Patents are under consideration for version 3 of INTERScepter (TM).

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

The estimated amount spent on research and development in the last two fiscal years is approximately $570,000. All of these expenses have been borne by the Company.

Costs and effects of compliance with environmental laws (federal state and local)

The Company has not had any significant cost or effect with respect to compliance with environmental laws, either in the U.S. or in Australia.

Number of employees and number of full time employees

As of April 30, 2006, the total number of employees of the Company is eight (8) full-time employees of which seven (7) were engaged in production and sales activities and one (1) was engaged in administrative operations. The Company also uses the services of numerous part-time employees or contract service employees in the areas of product development, accounting and sales functions. These numbers decreased over the year to April 30, 2006 from the level of the previous year as the company restructured its business strategies. Over the remainder of 2006 and early 2007 the Company anticipates that it will be increasing its full-time work force as needed to support its proposed global growth strategy, dependent on future sales prospects, the availability of capital and the outcome of proposed acquisitions.

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

Item 2 Description of Property

All office space in the Company's offices in the U.S. and Australia is leased. Each area has the ability for expansion of space required as the Company grows. The Company closed its Sydney, Australia office mid 2005 and its Los Angeles office in January 2006.

visionGATEWAY's Australian office is:         The U.S. office is as follows:


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

No matters were submitted to a vote of security holders during the year ended April 30, 2006.

Part II

Item 5 Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's common stock is traded on the OTC Bulletin Board under the symbol "VGWA." Trading only commenced in 2004 for the combined entity of visionGATEWAY and Chiropractic 21 and, therefore, has been limited. Much of the stock was restricted during the first two years after the change to visionGATEWAY. As a result there is no meaningful history of transactions to date.

Price Range of Common Stock

                                                      High          Low
Fiscal 2006
-----------
First Quarter                                        $  1.45       $0.85
Second Quarter                                          0.85        0.30
Third Quarter                                           0.79        0.21
Fourth Quarter                                          0.60        0.52

Fiscal 2005
-----------
First Quarter                                        $  3.75       $2.75
Second Quarter                                          3.15        1.50
Third Quarter                                           3.00        1.20
Fourth Quarter                                          1.25        1.05

The number of record holders of the Company's common stock as of April 30, 2006 is approximately 2,070 shareholders.

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

Substantially all of the recipients of the shares issued under the acquisition agreement between Vision NV and Chiropractic 21 were residents of Australia or New Zealand.

The Company has no profit sharing, bonus or stock option or bonus plans in effect as at end April 2006.

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

Plan of Operation

Synopsis of Business Strategy and Status

"Our goal is to become the first company to provide the software needed to build and operate a Next Generation Network. We start from the idea of Triple Play (data, voice and media over IP) and expand into areas that we believe will define the total information experience of the 21st century."

visionGATEWAY is executing on its updated business plan that strengthens its strategies and creates greater opportunity for revenue and sales growth through an enhanced corporate and solution package :

> The Company will gain clients and sales plus new products/services through acquisitions - the Company is currently in discussions with a number of companies and had completed heads of terms with three of these by end July
      - Centile, Saturn IQ and eBanx;
> The Company has added additional synergistic products in VoIP, internet security and financial services compliance;
> The Company has expanded market coverage to UK as part of its Global Distribution Network - three new distribution arrangements have been completed; business development is underway; the commencement of sales activities through Centile, plus Avnet Partner Solutions and the Saturn IQ acquisition in the UK will have an immediate impact on revenue from late 2006; revenues targets have been set;
> The Company has instigated a strategic move into China, and particularly the VoIP market there;
> The Company has released the new single box version of INTERScepter for Home and SOHO (Small Office Home Office) markets - in addition it is available as a "solution on a chip"; this is the first stage of the version 3 Next Generation (NG) for INTERScepter;
> The Company has a sales focus on key target market segments - Telcos/ISP's, Technology, Higher Education, Financial Services (compliance focus), SMB, Home/SOHO, Media & Entertainment, Professional Services.

visionGATEWAY looks to provide, for the companies that it acquires, the ability to obtain the funding they require more cost effectively, strategic leadership and positioning plus enhanced (global) growth potential. VGWA's objective for the long term is to grow a successful global technology company.

The funding options the Company is progressing facilitate these objectives, and the strategic partnerships the Company has and is putting in place provide the capability to accelerate market access and sales growth.

Funding

The visionGATEWAY business over the last two years has focused on product development and building its market positioning, presence and global distribution channels. In the last twelve months, the key aspects of expenditure have been:

      o Building distribution and reseller networks and validating product acceptance in USA, UK, Australia and New Zealand;
      o Finding and evaluating synergistic 3rd party products to bring to the distribution mix;
      o Development of INTERScepter version 2 with significant enhancements in functionality and a new underlying platform in Linux for the iGateway component of the product; and
      o Development of INTERScepter version 3 to address the Home and SOHO markets.
      o Development of INTERScepter version 3 single box "appliance" capability.

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

In the twelve months ended April 2006, with a cutback in activities, visionGATEWAY has been able to acquire investment and loan funds for working capital of approximately US$450,000 from existing and new investors. This has enabled us to pay key operational expenses in Australia and USA, as well as travel and marketing expenses related to the development of distribution and investor efforts in U.S., UK and Australia/New Zealand.

Early in April 2006 visionGATEWAY announced that it had entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). Under the agreement, Cornell would provide up to $15 million of funding that can be accessed at the Company's discretion over a 24-month period by issuing common stock of the Company, pursuant to the conditions and limitations thereunder. Any sale of common shares to Cornell would be based on a 3% discount to the lowest daily volume weighted average price for the five trading days immediately following the advance notice date. Proceeds received by the Company would enable it to execute on its established sales growth strategy.

Any sale of common stock under the agreement would occur pursuant to an effective registration statement, which the Company would establish prior to selling any shares of common stock that it may sell under the agreement. This registration statement is yet to be filed and the SEDA facility is yet to be activated.

While this funding structure provides flexibility to access additional equity capital at selected times when additional capital or liquidity is desirable to drive our growth, it needs to be done at a time that is appropriate taking into account all business and market factors. The Company believes the timing and market factors have not yet been appropriate to access this facility.

The Company has consequently revised its funding strategy moving forward. The key elements of the suggested funding strategy as outlined below are clearly aligned to the updated Corporate Strategy outlined in this report.
> Initial funding requirement has been increased to minimum of US$5 million, and up to US$10 million - additional requirement would be due to initial needs of proposed acquired companies
> Additional tranches of funding to total $20m to be accelerated after initial acquisitions are completed to facilitate additional growth in new markets (particularly China, Japan and Korea), a move to a main board listing, and additional acquisitions.
> Confirm acquisition targets to point of Letter Of Intent (LOI) or Heads of Agreement (HOA) - key criteria for initial acquisition targets are as follows :

      |_|   Synergistic to existing visionGATEWAY business model and/or product/technology mix - may be product based or in market segment that facilitates expansion of existing products, eg hosting facilities, security/compliance solutions for Financial Services sector;
      |_|   Company based in one of visionGATEWAY's existing distribution locations;
      |_|   Company has existing client base in market sectors that would enable on-sell of existing VGWA products;
      |_|   Combined annual sales of the two or three acquisition targets would be no less than US$5 million within 6 months of acquisition;
      |_|   Company is profitable and capable of generic growth that can be enhanced by the acquisition to 20%-30% per annum;
      |_|   Company is probably currently in the market for funds for growth, but limited by its current structure and size;
      |_|   Company would preferably be privately owned.

Initial indications are that investment bankers could accelerate the initial tranche of funding required from their existing sources if the Company can put these acquisitions in place.

Target Acquisitions

The Company believes these prospective transactions will add real value to the Company in the future and that they create the clear emerging leader in our sector. As a combined company, the Company would have a broad product line and technology portfolio, enabling it to provide unparalleled products and support for its customers. In addition, the Company believes it will have an increased ability to address complementary high-growth markets.

As the Company's markets continue their rapid growth, it expects that these markets will become more attractive to larger players. The combined forces of the companies VGWA bring together increase its abilities to face these competitive challenges by creating a more efficient and financially stronger company, and by increasing the value the Company brings to its customers.

This combination promises to provide strategic advantages that are unavailable to the individual companies on a standalone basis. The combination would directly benefit the Company's customers through the strengthening of its customer support organizations and its ability to tailor new products to service all segments of the Company's rapidly growing market segments. Furthermore, by expanding the Company's engineering capacity and broadening its technology portfolio, it will be able to accelerate the development of products for complementary markets. The Company's competitive position is further enhanced by increasing its combined financial strength, and by expanding its management expertise and experience.

The Company has identified significant synergies among the targeted companies, such that the acquisition is accretive to the Company's earnings commencing in the first full quarter of combined operations, excluding one-time costs associated with the transaction(s). The Company is committed to achieving the synergies it has identified while enhancing its competitive position and momentum in the marketplace.

The combined company would be headquartered in the United States. It would continue to have a significant R&D presence in Australia, as well as other centers depending on the acquired companies - most likely Europe. The combined company would also have sales and support offices in USA, Australia, and Europe.

      Focus on VoIP as a Market Driver

      In the first half of 2006, visionGATEWAY announced a number of special initiatives in the VoIP marketplace including an initial distribution agreement with one of the most innovative VoIP software providers in France. Discussions are underway to extend these arrangements and product bundling to other VoIP software providers in the near future.

      These arrangements further strengthens visionGATEWAY's position in the growing VoIP Solutions marketplace and delivers VoIP Solutions through visionGATEWAY's distribution channels in USA, UK, Australia/NZ, China and elsewhere in Asia. It also extends the partnership visionGATEWAY already has to deliver a Secure VoIP solution to the market through the integrated bundling of visionGATEWAY's INTERScepter VoIP Module with VoIP Application Servers.

      The VoIP software products enable Telecommunication Operators (GSM, Wireless), Media Companies and Service Providers to be at the forefront of VoIP and multimedia communications, whilst endowing enterprises and residential end users with top quality IP solutions.

      The introduction of the Secure VoIP Module in conjunction with visionGATEWAY is already creating significant interest in the marketplace. Until now the VoIP market has been lacking a VoIP Application server with inherent security built in that can monitor SIP sessions as well as dynamically control open ports on a local network. The combination of the VoIP APP server with the INTERScepter security module resolves these issues. This will provide visionGATEWAY and VoIP software vendors a significant competitive advantage for increasing revenue potential in this rapidly growing market. The advantage will involve a suite of products that include a Central office Application server, a Hybrid Centrex solution, as well as a premise based soft PBX, all coupled with built in VoIP security.

      visionGATEWAY sees that Internet Resource Management and Security, in conjunction with applications such as VoIP, are quickly becoming recognised as top priorities of many organizations. visionGATEWAY's INTERScepter(TM) solution is designed to alleviate the escalating problems associated with VoIP security in business, education and government marketplaces. This product will be available as an enterprise business as well as a carrier solution that helps to protect internal company networks from outside security threats. The INTERScepter(TM) solution empowers IT and Telecom managers to effectively control, schedule and monitor their VoIP Application sessions. The security aspects of the INTERScepter solution provide expanded benefits to the management of VoIP technologies within an enterprise as well as at the core of a network. This product, in conjunction with VoIP software vendors, will provide a very cost-effective solution for secure VoIP applications to vertical market segments through ISP's and Telcos as well as distribution channels.

      China VoIP Acquisition

      Below is an update on the Company's latest initiative that involves a strategic move into the Chinese VoIP market.

      On April 24, VGWA announced the signing of a Heads of Terms with eBanx
      (UK) Limited relating to the acquisition of the business of eBanx by visionGATEWAY, Inc. In order to meet its strategic growth opportunities in the VoIP market, specifically in China, visionGATEWAY is finalising contractual agreements to complete the acquisition of eBanx, whereby eBanx will become a wholly owned subsidiary of visionGATEWAY, Inc.

      eBanx (UK) Limited is a Scottish company that was set up over 4 years ago specifically to hold a 49% share in Beijing Huaying, a Chinese company that was issued the first VoIP license in Beijing. Beijing Huaying now also owns other VoIP licenses and has the rights to resell China Telecom, China Unicom and China Netcom services. It also has the right to develop/acquire its own VoIP technology and sell that in the Beijing area. Beijing Huaying has also been approved for a China-wide national VoIP license subject to further capitalization.

      China is, of course, the world's biggest telephone and telecoms market with over 400 million mobile users - more than the USA, Europe and Australia combined - and a rapidly growing high-speed fiber-to-the-building Internet. This recent agreement to purchase 49% of Beijing Huaying simultaneously gives VGWA access to the huge potential of the Chinese telecoms market as well as a base inside China through which it can sell and distribute existing and future visionGATEWAY products. Translation of all visionGATEWAY products into Chinese has begun.

Research & Development

The key focus of Research & Development over the last twelve months has been the development of INTERScepter version 3. This version not only addresses the Home and SOHO markets, but also provides a single box "appliance" approach, database independence and significant technological advantages.

As a result of global exposure to the visionGATEWAY Business Model through investor forums and reseller networks, there is significant interest from other businesses for the Company to consider adding on synergistic product modules and expand the product offering.

The INTERScepter (TM) product provides the underlying Internet Resource Management platform on which other modules can be added.

INTERScepter@Home and for SOHO markets
      -     Single box solution and "Solution on a Chip" for routers/modems
      -     Home Worker uplink to head office enterprise version

These include modules provided by visionGATEWAY as well as specialist modules from third parties such as :

      o Whole of network traffic monitoring, analysis and performance improvement tools;

      o Facilities to monitor, control and charge Internet traffic over mobile telephony (including PDA's with phones);

      o Facilities to monitor, control and charge VOIP traffic (an INTERScepter (TM) VoIP Control module is now available);

      o     Specialist security and content review modules as "plug-ins"; and

      o     Process improvement tools e.g. video conferencing.

INTERScepter can also be integrated into Bundled Solutions

      >     Secure VoIP
      >     iNTERNET TRACKER - INTERScepter plus Billing Solution for Higher
            Education market
      >     Teleport Vision - Internet based security camera control solution

In line with this strategy we have just established new joint distributor arrangements with Saturn IQ and NetIntelligence of UK for their suite of Internet Security products, as well as Centile of France for their VoIP Application Server.

The technology of INTERScepter enables visionGATEWAY to build and leverage a number of strategic technology alliances. These can be categorized as follows :

      |_|   Core components
            |_|   Linux operating system
            |_|   Database systems - MS, IBM, Oracle, etc
            |_|   Client workstations - MS, Linux/Novell, Apple
            |_|   User Authentication - MS, Novell, etc

      |_|   Hardware/Networking
            |_|   Server Appliances - IBM, Intel, HP, Tyan
            |_|   Wi-Fi - various technology and solution providers

      |_|   Specialist devices
            |_|   IP based video conferencing
            |_|   IP based Security cameras
            |_|   Voice Over IP (VOIP)

      |_|   Specialist software plug-ins
            |_|   Filters
            |_|   Whole of network bandwidth management
            |_|   Spam management
            |_|   E-mail content checking
            |_|   IM content checking

      |_|   Telcos and ISP's - differentiate data lines with management tool

New Solutions - INTERScepter@Home - Overview

Designed to be embedded onto ADSL/Cable Modems and Wired/Wireless routers, INTERScepter@Home is a version of INTERScepter specifically targeted to the home, home office and small business market segments. INTERScepter@Home has been engineered using the NG platform that has been developed by the R&D team as the foundation for all future INTERScepter product variations.

A number of brand name Wireless Routers have been used as a "proof of concept" with the initial version of INTERScepter@Home installed. This work complements the ongoing work using software-based emulators and ensures the product functions on physical hardware.

Features / Functionality
The aim of INTERScepter@Home is to provide control and basic usage statistics for all computers that access the Internet via the INTERScepter@Home hardware device. INTERScepter@Home manages connected computers with "Access Policies" that are assigned and usage statistics that are recorded.
Access Policies determine what a computer can access. These are based on port numbers and time based restrictions. Access Policies also include the ability to allocate a usage quota to the device or individual computers. Management of @Home is browser based via a very simple and intuitive interface. @Home is very simple to configure and requires very little on-going management.

Product Variations

--------------------------------------------------------------------------------------------------------------------------
   INTERScepter@Home                      Basic hardware device with internal control and statistical information.
--------------------------------------------------------------------------------------------------------------------------
   INTERScepter@Home Plus                INTERScepter@Home  Plus is an external  application  that  captures data from a
                                         INTERScepter@Home   enabled   device  and  provides  more  detailed  long  term
                                         logging.  The application is installed on a Microsoft  Windows  computer on the internal network to which extended  logging  information is dumped and reported
                                         on. The Plus  application  is to be sold as an add-on through retail outlets or by direct download from  visiongateway.net  web site. Suitable for environments where  the  users  require  more  detailed  logging  information  and  have the resources and knowledge to install and configure.
--------------------------------------------------------------------------------------------------------------------------
   INTERScepter@Home ISP                 This  variation   offers  a  "Value  Added  Service"  to  an  Internet  Service
                                         Provider.  As  customers  sign on for an  ADSL/Cable  service they are supplied with an  INTERScepter@Home  configured  device which is configured to log usage information  to a central  database  managed  by the ISP.  This  service  maybe charged by the ISP to the  customer as an  additional  charge.  The customer is then able to report upon their  internet  usage via a  management  interface on the ISPs web  site.  This  variation  is an  extension  of the  +Pack  solution suitable  for  environments  where  the users  require  more  detailed  logging information  but do not have the resources  and knowledge to manage  internally as in the Plus model.
--------------------------------------------------------------------------------------------------------------------------

Key Points
Using INTERScepter@Home provides the information required to verify ISP usages charges.
INTERScepter@Home on a wireless router / gateway protects unsecured wireless networks by not allowing new computers to access the internet. It will also identify foreign computers using the unsecured wireless network. INTERScepter@Home is available on ADSL/Cable modems for new broadband users and on Wired/Wireless routers for existing broadband users.
INTERScepter@Home is based on the NG/Linux platform and supports a wide variety of platforms including (but not limited to) PowerPC, ARM, MIPS and Intel CPU's.

Distribution, Marketing & Sales

      o     Current Situation

INTERScepter is currently installed in 35 sites covering over 5,000 workstations and 50,000 users. The Company's focus over 2005 and early 2006 has been to continue to prove the market potential of the product (particularly in the USA and UK), consolidate case studies of the business value of the product, and to continue building the distribution and support channels.

In addition the arrangements to add new 3rd party products have provided new opportunities for cross-selling of products into specific target market segments.

In conjunction with new funding the Company will begin scaling up its resources to meet the demands of the distribution solutions and channels. The approach is twofold :

      o industry specialization - the Company will bring in industry specialists to drive sales and market opportunities for its solutions in specific target sectors
      o solution specialization - the Company will bring on board sales/technical specialists for each of its solutions to work with the industry specialists and the channels in their sales and ongoing support of the client base.

The new funding and resources will facilitate these objectives, and provide the capability to accelerate market access and sales growth.

            o     Avnet Partner Solutions and visionGATEWAY

VGWA appointed Avnet Partner Solutions as a distributor. The key component of the Avnet Partner Solutions arrangement is to take INTERScepter (TM) on board in an "appliance" model variation where INTERScepter (TM) will be linked to IBM brand servers and taken to Avnet's resellers' major clients. Through this link with IBM there are opportunities to leverage that company's resources and client base. IBM has also provided specialist hardware to visionGATEWAY's R&D team to facilitate the porting of the INTERScepter solution to these systems.

The initial program was targeted at North American customers; but has since been expanded to Australia/New Zealand, and then to the UK. The partnership with APS provides INTERScepter on IBM hardware as a preconfigured appliance model for sales through their many reseller partner channels.

            o     Specific Sales Potential Overview - UK

In December 2005, Avnet arranged for a major event at its Bracknell UK headquarters for 100 of its channel partners to introduce and promote its new Solution Partners including visionGATEWAY and the INTERScepter product. Avnet is moving to increase its revenue from solutions and software sales during the next two financial years in conjunction with its new partners - visionGATEWAY is one it has selected to help achieve this objective.

In conjunction with this special event specific meetings were arranged with five key reseller partners for visionGATEWAY, two of whom have completed the channel partner agreement to sell the visionGATEWAY products in the first half of 2006. Avnet has also committed to its own new staffing, some of whom are already in place, to focus specifically on these products and bringing them direct to major end clients as well as working with their partners to convert their existing clients. Avnet, in conjunction with visionGATEWAY, has commenced marketing and lead generation campaigns. These activities will "kick start" the sales for 2006/07 financial year in the UK. The team of APS and VGWA reviewed the potential opportunities, both against market potential and against the performance of channel partners. It is believed that some of the best initial market focus is in the following sectors :

> Higher Education - a traditional market for INTERScepter with significant benefits. It should be noted that while the opportunities in this sector are large, there is often long lead times. ocf plc, one of the reseller partners already signed with visionGATEWAY has a major presence in this sector through all variations of its Research organization clients.
> Financial Services - this sector has major needs to resolve issues related to compliance and productivity that involve internet usage.
> Technology - employees in this industry segment are very high internet users and productivity is adversely affected as a result. This industry is also moving towards establishing a larger percentage of home workers who need to be monitored and controlled to ensure performance levels are being met.

> SMB - the small business market sector is in need of business solutions that can have an immediate impact on improving their bottom line. They are usually low on internal technical resources to establish these type of solutions and as a result provide a significant opportunity to channels.
> Local Government - productivity and risk management are key issues, however sales lead times can be lengthy.

In conjunction with APS, visionGATEWAY has agreed targets for these particular initial partners to achieve over the next 18 months. These initial targets have been validated against a 30 million work station potential market and represent less than 1% of that market. In addition, APS sees a large potential to incorporate the new INTERScepter Home/SOHO product for the "Home Worker" as a key part of the solution for corporates in the UK, particularly in the Technology sector.

            o     OEM Business Opportunity

visionGATEWAY has also been introduced to other distributors who are responsible for systems and component sales, and who establish OEM arrangements with technology manufacturers for the distributors to sell through its channel partners in the UK and Australia, as well as through large technology retailers. The objective here is to establish an OEM arrangement for the INTERScepter Home product on appropriate communications equipment with the large vendors they already have relationships with. They will also facilitate the preparation, servicing and sale of a "single box appliance" version of the INTERScepter solution for the SMB market. These discussions are continuing. As they are finalized, at that time some estimates of future sales potential of these product variations will be made.

            o     VoIP Market Place - Application Server Software Vendors

At the beginning of February visionGATEWAY announced the strategic partnership with Centile of UK/France to jointly deliver the first secure VoIP Solution to the market. The partnership will enable the delivery of the solution to the market through the integrated bundling of visionGATEWAY's INTERScepter VoIP Management Module with Centile's IntraSwitch VoIP systems. Additional vendors are also looking at this option in conjunction with visionGATEWAY. These strategic partnerships provide visionGATEWAY a greater global coverage because of the individual strengths of the the companies.

The company recognizes the opportunity to provide a unique addition to its product capability by this partnership with visionGATEWAY - secure VoIP is key requirement for all clients in the marketplace, and is not yet offered by any other individual or combination of vendors.

Item 7 Financial Statements

Consolidated, certified, financial statements for the year ended April 30, 2006 have been attached to this report as pages F-1 to F-16.

Comments on Financials Statements

The year ended April 30, 2006 saw a reduction in overall activities and costs as the company consolidated its strategies and market position while awaiting the completion of the new versions of the INTERScepter product, the review of potential acquisitions, and the sourcing and completion of new funding.

Core salary and wage costs were the main expense item reduced due to the lower staffing numbers. Office costs were reduced with the closing of the Sydney and Los Angeles offices during the year. There was a significant one time expense in April 2006 due to the stock issued for services in relation to the commitment fees due under the Cornell SEDA facility.

Borrowings from shareholders continued as the main source of funding during the year.

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

Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act The following table sets forth the names, positions held and ages of the Company's directors and officers as of the date of this Report:

Name                            Age    Positions with the Company
----                            ---    --------------------------
Andrew Brett Wotton             49     Chairman of the Board of Directors and a
                                       Director
Martin G. Wotton                44     President and a Director
Michael Emerson                 56     Vice President, Chief Executive Officer
                                       and a Director
Alan M. Boyd (1)                55     Director
Trevor W. Tappenden (1)         59     Director

----------
(1) Mr. Tappenden and Mr Boyd are Independent Directors of the Company as defined by the Nasdaq Marketplace Rules.

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

Martin G. Wotton. Mr. Wotton has been Chairman of the Board of Directors of visionGATEWAY since November of 2001 and is currently the President and a Director of the Company, having been appointed on March 4, 2004. Since August 2001, Mr. Wotton has also been a director and an officer of Aspen Capital Partners Limited ("Aspen"). Aspen is the Company's principal shareholder as a result of the exchange of shares which took place on March 4, 2004. Since July 2001, Mr. Wotton has also been Chairman of Software Innovisions Pty Ltd, a new principal second tier subsidiary of the Company resulting from the Company's acquisition of Vision Nv. Previously, Mr. Wotton was also Chairman of VisionGlobal Corporation (from 1998 - present), a Nevada corporation, ("VisionGlobal") which was a development-stage corporation located in the U.S. and which proposed to engage in the business of providing wireless broadband Internet services, among other potential services. However, VisionGlobal was not able to raise sufficient capital to either engage in business or develop its proposed product and in 2001, VisionGlobal filed for Chapter 7 Bankruptcy protection under the US Bankruptcy Code. The case is still pending in the U.S. District Court, Bankruptcy Division, for the Northern District of California in San Francisco, California, and is not as yet resolved.

Mr. Wotton holds Australian Securities Course Credits (1986-1988); and has been an Australian Securities Dealer Representative (1986-1996) and acted as a Senior Equity Derivatives Representative (1992 - 1996).

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

Alan M. Boyd. Mr. Boyd was appointed to the Board of the Company on May 18, 2005. He is an experienced technology development specialist with a long record of success in Europe, America, Australia and Asia, and will assist in driving the next stage of the Company's Global Growth Strategy which involves the expansion of its Global Distribution Network for specialist Internet Resource Management and Security related products while expanding the company's product line through licensing and acquisitions.

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

Item 10 Executive Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 (the "Named Executive Officers") during the fiscal years ending April 30, 2006, 2005, 2004, 2003 and 2002.

Summary Compensation Table

                                                                                Long-Term Compensation
                                                  Annual                        Securities Underlying     All Other
                                   Year           Compensation                  Options (#)               Compensation ($)
                                  ------------    -------------------------     ----------------------    ----------------

Name and Principal Position (3)                   Salary ($)      Bonus ($)
-------------------------------                   ----------      ---------
Michael Emerson                   (2) 2006        156,500                -               -                             -
Vice President, Chief Executive   (2) 2005        156,500                -               -                             -
Officer, Director                 (2) 2004        107,424                -            300,000                          -
                                  (2) 2003        79,635                 -               -                             -
                                  (1) (2) 2002    33,040                 -               -                             -

----------
(1) Mr. Emerson commenced with visionGATEWAY in October 2001. This represents six months through the end of April 2002.
(2) These amounts have been accrued but not yet paid.
(3) None of the executive officers, except Mr. Emerson, have been paid or have accrued over $100,000 in the fiscal years 2006, 2005, 2004, 2003 or 2002.

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

The Company's Named Executive Officers are listed as follows:

Chairman - Andrew Brett Wotton

No compensation has been paid to or accrued for Andrew Brett Wotton. To date Mr. Wotton has been the owner of Aspen which in turn has a management contract for the provision of services to visionGATEWAY (the "Management Contract"). He is also a Director of Aspen and Aspen is the major shareholder of the Company. Aspen has two contracts with visionGATEWAY in relation to the provision of services:

      o The Management Arrangement with a management fee of AUD$100,000 (approximately USD$75,000) per annum to be paid o quarterly. Less than AUD$40,000 has been made pursuant to this contract. Most payments have related to payment or reimbursement of relevant expenses for travel, technology and communication costs.

      o Agent agreement in relation to consulting services for sales of visionGATEWAY products and payment of commissions. No payments have been made pursuant to this agreement to date.

President - Martin Wotton

Martin Wotton has not received any direct compensation from the Company over the last two years. To date Mr. Wotton has been an employee of Aspen which in turn has the Management Contract for the provision of his services to visionGATEWAY. He is also a Director of Aspen and Aspen is the major shareholder of Vision. Aspen has two contracts with visionGATEWAY in relation to the provision of services:

      o The Management Arrangement with a management fee of AUD$100,000 (approximately USD$75,000) per annum to be paid o quarterly. Less than AUD$40,000 have been made pursuant this contract Most payments have related to payment or reimbursement of relevant expenses for travel, technology and communication costs.

      o Agent agreement in relation to consulting services for sales of visionGATEWAY products and payment of commissions. No payments have been made pursuant to this agreement to date.

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

To date the main components of Mr. Emerson's remuneration have been:

      o Salary - base component of AUD$10,000 (approximately USD$7,500) for the period when Mr. Emerson is working out o of Australia, and USD$10,000 for the period when he is working out of the U.S. or other regions outside Australia.

      o Expenses - all reasonable business expenses covering travel, etc and other expenses paid on behalf of the business would be payable by the Company based on the submission of monthly expense claims. This would include all core expenses (including accommodation and provision of a motor vehicle) related to Mr. Emerson, with his family, operating from the U.S. or other region outside Australia, as well as relocation expenses.

      o     Incentives -

            o Profit sharing - as and when established by the Company, this contractual arrangement regarding the o services of Mr. Emerson will enable inclusion in the Company/staff profit sharing facility that is expected to be adopted.

            o Shareholding - as a direct result of the role and performance by Mr. Emerson, plus the hardships endured through delayed payment of remuneration and expenses, the Company agreed in April 2003 to grant 1,000,000 shares of common stock subject to a two year vesting schedule. Of these shares 500,000 vested in April 2004 (and formally issued in May 2004) and 500,000 shares will vest in January 2005 (not yet issued).

            o Options - Mr. Emerson has been granted 300,000 options with an exercise price of $0.50 per share. These options vest over a four year period.

Through MICEL Pty Ltd, a company of which Mr. Emerson is a director and shareholder, there is an agent agreement in relation to consulting services for sales of visionGATEWAY products and payment of commissions. No payments have been made pursuant to this agreement to date.

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 30, 2006 regarding the ownership of the Company's common stock, by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table below; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of any class of the Company's voting securities. Unless otherwise indicated in the table set forth below, each person or entity named below has an address in care of the Company's principal executive offices.

                                                                         Beneficial Ownership
                                                                         Common Stock
                                                                                                %
                                                    Position             Shares                 Ownership

Directors and Affiliated Stockholders:
Andrew Brett Wotton (1)(2)                          Chairman of the      24,100,000             56.1%
206 Tablelands Road                                 Board of
Opotiki, New Zealand                                Directors
Martin Wotton (3)                                   President and        0                      0%
79 Markwell Street                                  Director
Hamilton, Queensland 4007
Australia
Michael Emerson                                     Vice President,      2,200,000              5.1%
13950 NW Passage                                    Chief Executive
Marina del Rey, CA  90292                           Officer and
USA                                                 Director
Trevor Tappenden                                    Director             50,000                 0.1%
9 Hawksburn Close
South Yarra, VIC 3141
Australia
Alan Boyd
United Kingdom                                      Director             25,000                 0.1%

5% or Greater Ownership of Voting Securities:
Aspen Capital Partners                              Principal            23,000,000             53.6%
206 Tablelands Road                                 Shareholder
Opotiki, New Zealand
Michael Emerson                                     Vice President,      2,200,000              5.1%
13950 NW Passage                                    Chief Executive
Marina del Rey, CA  90292                           Officer and
USA                                                 Director

All Officers and Directors as a group                                    26,375,000             61.4%

----------
(1) All of the shares owned by Aspen Capital Partners Limited, ("Aspen"), a New Zealand corporation, (23,000,000 shares) are attributable to Andrew Brett Wotton because he is the sole shareholder and a director of Aspen. As a result of these holdings and the holdings described in Note 2 below, Andrew Brett Wotton and Aspen are deemed to be principal shareholders of the Company.

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

Item 12 Certain Relationships and Related Transactions

Aspen Capital Partners Limited, owned by Mr. Andrew Brett Wotton, has two contracts with visionGATEWAY in relation to the provision of services:

      o The Management Contract with a management fee of AUD$100,000 (approximately USD$75,000) per annum to be paid o quarterly. Less than AUD$40,000 has been made pursuant to this contract. Most payments have related to payment or reimbursement of relevant expenses for travel, technology and communication costs.

      o Agent agreement in relation to consulting services for sales of visionGATEWAY products and payment of commissions. No payments have been made pursuant to this agreement to date.

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

As part of the agreed compensation with Non-executive Directors, options have been granted as follows :

                                                        Compensation
Director          Date Granted       No. of Options     Expense          Date Appointed as Director
--------          ------------       --------------     -------          --------------------------
T. Tappenden      1 Sep 2004         20,000             $59,000          9 May 2003

T. Tappenden      1 Mar 2005         20,000             $59,000

T. Tappenden      1 Sep 2005         20,000             $10,000

T. Tappenden      1 Mar 2006         20,000             $10,600

A. Boyd           18 Nov 2005        50,000             NIL              18 May 2005

Other Shares:

The Company issued additional shares of common stock in the year to April 30, 2006, in the following manner.

 # Shares  Issued to:                 Issued for:
--------------------------------------------------------------------------------

   25,000  Non-Executive Director     Directors Fees

   50,000  Securities Company         Investor Relations & Fund Raising Services

   25,000  Outside Professionals      Investor Relations & Marketing Services

  507,501  Investment Banking Firm    Commitment fee in relation to SEDA Funding

   17,499  Securities Company         Placement Agent Fee re SEDA Funding

   58,928  Outside Professionals      Investor Relations & Marketing Services

   11,607  Individual                 Investor Relations & Marketing Services
---------
  695,535  Total

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

----------
(1) Incorporated by reference to 8-K12G3 filed with the Securities and Exchange Commission on April 7, 2004.
(2) Incorporated by reference to 10-SB filed with the Securities and Exchange Commission on April 28, 2000.
(3) Incorporated by reference to 10-KSB filed with the Securities and Exchange Commission on August 19, 2004.

      (b) Reports on Form 8-K
We furnished to the SEC a report on Form 8-K dated October 21, 2005, re visionGATEWAY, Inc. entering into a Letter of Intent with MDSnews Group ("MDSnews") of Australia relating to the acquisition of the businesses of MDSnews Group by visionGATEWAY, Inc. This potential acquisition has not been progressed.

We furnished to the SEC a report on Form 8-K dated December 22, 2005, related to a Company release re an update on its activities covering Distribution & Marketing, Sales, Research & Development and Funding in conjunction with its initial Revenue forecasts for calendar 2006.

We furnished to the SEC a report on Form 8-K dated April 6, 2006, related to visionGATEWAY Inc. entering into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell"). Pursuant to the SEDA, the Company may, at its discretion, periodically sell to Cornell shares of its common stock, par value $0.004 per share (the "Common Stock") for a total purchase price of up to Fifteen Million Dollars ($15,000,000). Cornell's obligation to purchase shares of Common Stock under the SEDA is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the SEDA and the amount for each advance, as designated by the Company in the applicable Advance Notice, not to exceed Nine Hundred Fifty Thousand Dollars ($950,000). In connection with the SEDA, Cornell received a commitment fee of Five Hundred Seven Thousand Five Hundred and One (507,501) shares of Common Stock.

We furnished to the SEC a report on Form 8-K dated April 24, 2006, related to visionGATEWAY, Inc. entering into a Heads of Terms with eBanx (UK) Limited of United Kingdom relating to the acquisition of the business of eBanx (UK) Limited by visionGATEWAY, Inc.

Item 14 Principle Accountant Fees and Services

The Board of Directors has continued to use Mantyla McReynolds LLC as the Company's independent auditors for the fiscal year ending April 30, 2006. Mantyla McReynolds LLC has previously audited the Company's financial statements when operating as Chiropractic 21 International.

Stockholder ratification of the selection of Mantyla McReynolds LLC as the Company's independent auditors is not required by the Company's Bylaws or otherwise. The Board of Directors, in its discretion, may direct the appointment of different independent auditors at any time during the year if they determine that such a change would be in the best interests of the Company and its stockholders.

As part of its duties, the Board of Directors considers whether the provision of services, other than audit services, during the fiscal year ended April 30, 2006 by Mantyla McReynolds LLC, the Company's independent auditor for that period, is compatible with maintaining the auditor's independence. The following table sets forth the aggregate fees billed to the Company for the fiscal years ended April 30, 2006 and April 30, 2005 by Mantyla McReynolds LLC:


                                            Fiscal 2006        Fiscal 2005
                                            -----------        -----------
         Audit Fees (1)                     $  13,903          $     7,678
         Audit-Related Fees (2)             $     nil          $     Nil
         Tax Fees (3)                       $     nil          $     nil
         All Other Fees (4)                 $     nil          $     Nil

----------
(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Mantyla McReynolds LLC in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." This category includes fees related to due diligence services pertaining to potential business acquisitions/disposition; and consultation regarding accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standard or interpretation by the SEC, FASB or other regulatory or standard-setting bodies. General assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes-Oxley Act of 2002.

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


Dated September 14, 2006                        visionGATEWAY, Inc.
                                                By: /s/ Michael Emerson
                                                Michael Emerson
                                                Vice President, Chief Executive
                                                Officer and Director

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

      Signature                     Title                            Date
      ---------                     -----                            ----

/s/ Andrew Brett Wotton     Chairman of the Board of          September 14, 2006
Andrew Brett Wotton         Directors

/s/ Martin G. Wotton        President and Director            September 14, 2006
Martin G. Wotton            (principal financial officer)

/s/ Michael Emerson         Vice President, Chief             September 14, 2006
Michael Emerson             Executive Officer and Director
                            (principal executive officer)

/s/ Trevor Tappenden        Director                          September 14, 2006
Trevor Tappenden

/s/ Alan Boyd               Director                          September 14, 2006
Alan Boyd

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
visionGATEWAY, Inc. [a development stage company]


We have audited the accompanying consolidated balance sheet of visionGATEWAY, Inc. [a development stage company] as of April 30, 2006 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended April 30, 2006 and 2005(as restated), and for the period from Reactivation [November 30, 2001] through April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of visionGATEWAY, Inc. [a development stage company] as of April 30, 2006 and the results of operations and cash flows for the years ended April 30, 2006 and 2005(as restated), and for the period from Reactivation [November 30, 2001] through April 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Mantyla McReynolds
Mantyla McReynolds
Salt Lake City, Utah
September 7, 2006
visionGATEWAY, Inc.

Audited Financial Statements at April 30, 2006 visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
 [A Development Stage Company]
Condensed Consolidated Balance Sheet
April 30, 2006

ASSETS

Assets
   Current Assets
     Cash                                                             $    3,412
                                                                      ----------
          Total current assets                                             3,412
      Equipment & Property (net)                                          13,734
      Deposits                                                                 0
                                                                      ----------
Total Assets                                                          $   17,146
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Current Liabilities:
  Accounts payable                                                    $1,151,245
  Bank Overdraft                                                           3,556
  Accrued liabilities                                                    330,995
  Related party payable                                                1,595,398
                                                                      ----------
Total Liabilities                                                     $3,081,194

Stockholders' Deficit:
  Preferred Stock - 10,000,000 shares authorized,
   $.10 par value per share, Nil outstanding                                   0
  Capital Stock - 75,000,000 shares authorized having a
   par value of $.004 per share; 42,963,753 shares issued
   and outstanding                                                       171,855
  Additional paid-in capital                                           1,701,528
  Deficit accumulated during the development stage                    -4,928,917
  Accumulated foreign currency translation adjustment                     -8,514
                                                                      ----------
Total Stockholders' Deficit                                           -3,064,048
                                                                      ----------
Total Liabilities and Stockholders' Deficit                           $   17,146
                                                                      ==========
visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
 [A Development Stage Company]
Condensed Consolidated Statements of Operations
For the Years Ended April 30, 2006 & 2005, and for the Period from Reactivation [November 30, 2001] through April 30, 2006

                                                                              Reactivation
                                                                                   through
                                                    2006             2005   April 30, 2006
                                                               (Restated)
                                             -----------      -----------   --------------
Revenues                                     $         0      $         0      $    53,406

Research & development                           240,277          329,572          943,690
General & administrative expenses              1,009,984        1,523,786        4,038,633
                                             -----------      -----------      -----------

Operating loss                                -1,250,261       -1,853,358       -4,928,917

                                             -----------      -----------      -----------
Net Loss Before Income Taxes                  -1,250,261       -1,853,358       -4,928,917

Current Year Provision for Income Taxes                0                0                0
                                             -----------      -----------      -----------

Net Loss                                     -$1,250,261      -$1,853,358      -$4,928,917
                                             ===========      ===========      ===========
Other Comprehensive Income
   Unrealized gain(loss) on foreign
     Currency translation (net of tax)             8,384          -16,052           -8,514
Total Comprehensive Income (Loss)             -1,241,877       -1,869,410       -4,937,431
                                             ===========      ===========      ===========
Loss Per Share - basic and diluted                -$0.03           -$0.04           -$0.14
                                             ===========      ===========      ===========

Weighted Average Shares Outstanding           42,370,800       41,359,704       36,058,516
                                             ===========      ===========      ===========

visionGATEWAY, Inc.
 [A Development Stage Company]
Condensed Consolidated Statements of Cash Flows
For the Years Ended April 30, 2006 & 2005, and for the Period from Reactivation [November 30, 2001] through April 30, 2006

                                                                                                                      Reactivation
                                                                                                                           through
                                                                                    April 30, 2006  April 30, 2005  April 30, 2006
                                                                                                      (Restated)
                                                                                    --------------  --------------  --------------
Cash Flows from Operating Activities
Net Loss                                                                               -$1,250,261     -$1,853,358     -$4,928,917
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          10,642          20,614          49,811
     Stock issued for services                                                             398,574         171,000         769,574
     Stock based compensation                                                               20,600         118,000         138,000
     Change in current assets                                                                4,261          18,532               0
     Increase in current liabilities                                                       381,060         702,761       1,727,076
                                                                                        ----------      ----------      ----------
Net Cash Used for Operating Activities                                                    -435,124        -822,451      -2,243,856

Cash Flows from Investing Activities
    Purchase of property                                                                    -2,941         -15,729         -61,576

Cash Flows from Financing Activities
    Proceeds from borrowing                                                                432,950         850,950       1,597,203
    Additional paid in Capital                                                                   0               0         720,153
                                                                                        ----------      ----------      ----------
Net Cash Provided by Financing Activities                                                  432,950         850,950       2,317,356

    Effect Of Exchange Rate on cash and cash Equivalents                                     8,384         -16,051          -8,512

Net Increase/(Decrease) in Cash                                                              3,269          -3,281           3,412

Beginning Cash Balance                                                                         143           3,424               0
                                                                                        ----------      ----------      ----------

Ending Cash Balance                                                                     $    3,412      $      143      $    3,412
                                                                                        ==========      ==========      ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                                                  11,791           7,687          25,443
  Cash paid during the period for income taxes                                                   0               0               0

Supplemental Disclosure of Non-Cash Financing Activities:
 Stock issued to relinquish debt                                                                 0               0         244,486

visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
 [A Development Stage Company]
Consolidated Statements of Stockholders' Deficit
For the Period Ended April 30, 2006 and for the Period from Reactivation [November 30, 2001] through April 30, 2006


                                                                                                              Additional
                                                          Preferred     Preferred       Common       Common      Paid-in
                                                             Shares         Stock       Shares        Stock      Capital
                                                        -----------   -----------   ----------   ----------   ----------
Balance, November 30, 2001
(date of Reactivation)                                            0   $         0   20,000,000   $   20,000     -$20,000

Recapitalization pursuant to merger with Chiropractic
  21 International, Inc. 3/4/2004                                                    1,777,718      115,232      -45,141

Shares issued with acquisition of two subsidiaries                                   2,600,000        2,600        1,782

Issued shares for cash and services                                                  5,625,000        5,625       50,625

Net loss for the period ended April 30, 2002
                                                        -----------   -----------   ----------   ----------   ----------
Balance, April 30, 2002                                           0             0   30,002,718      143,457      -12,734

Shares issued for cash and services                                                  1,000,000        1,000       79,000

Net loss for the year ended April 30, 2003
                                                        -----------   -----------   ----------   ----------   ----------
Balance, April 30, 2003                                           0             0   31,002,718      144,457       66,266

Shares issued for cash and services                                                  6,815,500        6,816      503,184

Issued preferred shares for services at par               2,000,000       200,000

Net loss for the year ended April 30, 2004
                                                        -----------   -----------   ----------   ----------   ----------
Balance, April 30, 2004                                   2,000,000   $   200,000   37,818,218   $  151,273   $  569,450
                                                        ===========   ===========   ==========   ==========   ==========

Preferred shares converted to common shares at par       -2,000,000      -200,000    2,000,000        8,000      192,000

Shares issued for cash and services                                                  2,450,000        9,800      405,686

Stock based compensation                                                                                         118,000

Net loss for the year ended April 30, 2005
                                                        -----------   -----------   ----------   ----------   ----------
Balance, April 30, 2005                                           0   $         0   42,268,218   $  169,073   $1,285,136
                                                        ===========   ===========   ==========   ==========   ==========

Shares issued for cash and services                                                    695,535        2,782      395,792

Stock based compensation                                                                                          20,600

Net loss for the year ended April 30, 2006
                                                        -----------   -----------   ----------   ----------   ----------
Balance, April 30, 2006                                           0             0   42,963,753      171,855    1,701,528
                                                        ===========   ===========   ==========   ==========   ==========
                                                                           Accum.
                                                                          Foreign            Net
                                                        Accumulated      Currency  Stockholders'
                                                            Deficit    Adjustment        Deficit
                                                        -----------   -----------     ----------
Balance, November 30, 2001
(date of Reactivation)                                  $         0   $         0     $        0

Recapitalization pursuant to merger with Chiropractic
  21 International, Inc. 3/4/2004                                                         70,091

Shares issued with acquisition of two subsidiaries         -125,208                     -120,826

Issued shares for cash and services                                                       56,250

Net loss for the period ended April 30, 2002               -223,779       -15,658       -239,437
                                                        -----------   -----------     ----------
Balance, April 30, 2002                                    -348,987       -15,658       -233,922

Shares issued for cash and services                                                       80,000

Net loss for the year ended April 30, 2003                 -295,261       -25,855       -321,116
                                                        -----------   -----------     ----------
Balance, April 30, 2003                                    -644,248       -41,513       -475,038

Shares issued for cash and services                                                      510,000

Issued preferred shares for services at par                                              200,000

Net loss for the year ended April 30, 2004               -1,181,050        40,666     -1,140,384
                                                        -----------   -----------     ----------
Balance, April 30, 2004                                 -$1,825,298         -$847      -$905,422
                                                        ===========   ===========     ==========

Preferred shares converted to common shares at par                                             0

Shares issued for cash and services                                                      415,486

Stock based compensation                                                                 118,000

Net loss for the year ended April 30, 2005               -1,853,358       -16,051     -1,869,410
                                                        -----------   -----------     ----------
Balance, April 30, 2005                                 -$3,678,656      -$16,898     -$2,241,346
                                                        ===========   ===========     ==========

Shares issued for cash and services                                                      398,574

Stock based compensation                                                                  20,600

Net loss for the year ended April 30, 2006               -1,250,261         8,384     -1,241,877
                                                        -----------   -----------     ----------
Balance, April 30, 2006                                  -4,928,917        -8,514     -3,064,048
                                                        ===========   ===========     ==========

                               visionGATEWAY, Inc.
                          [A Development Stage Company]
         Notes to Condensed Consolidated Financial Statements (audited)
                                 April 30, 2006

NOTE 1    ORGANIZATION AND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

          (b)          Income Taxes

          The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of April 30, 2006 is $0 due to the valuation allowance established as described in Note 3.

          (c)         Net Loss Per Common Share

          In accordance with SFAS No. 128, Earnings Per Share, basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. At December 31, 2005 the Company had 6,930,000 common stock equivalents outstanding that are not included in the diluted loss per share because there affect is anti-dilutive.

          (d)          Stock based compensation

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

                                                     12 mths ending        12 mths ending
                                                     April 30, 2006        April 30, 2005
                                                     --------------        --------------
           Net loss, as reported                      $  (1,250,261)        $  (1,853,358)

           Stock-based compensation expense
           included in net income                            20,600               118,000

           Compensation cost under fair value-based
              accounting method, net of tax                (502,640)             (589,250)
                                                      -------------         -------------

           Net loss, pro forma                           (1,732,301)           (2,324,608)

           Net loss per share-basic and diluted:

               As reported                            $       (0.03)        $       (0.04)

               Pro forma                              $       (0.04)        $       (0.06)

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 3% and expected lives of 3,650 days.

          (e)          Research & Development Costs

          Expensing of Research & Development Costs. Research and Development is expensed as incurred.

          (f)          Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The
          Company had $3,412 cash at April 30, 2006.

          (g) Use of Estimates in Preparation of Financial Statements

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

          (h)          Revenue Recognition

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

          (i)          Foreign Currency Translation

          Foreign currency exchange transactions and translation are accounted for pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The functional currency of the non-USA based operating entities is the Australian Dollar. All numbers in these financial statements have been converted to U.S. dollars, unless specifically stated otherwise.

          (j)          Impairment of Long-Lived Assets

          The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company did not make any such adjustments for the quarter ended April 30, 2006.

          (k)          Recent Pronouncements

          Recently Issued Financial Accounting Standards-- In December 2004, the FASB issued SFAS #123(R), "Share-Based Payments." SFAS #123(R) amends SFAS #123, "Accounting for Stock-Based Compensation," and APB #25, "Accounting for Stock Issued to Employees." SFAS #123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements at fair value. On April 14, 2005, the SEC issued a rule allowing small business issuers to delay implementation of this statement until the beginning of their first fiscal year after December 15, 2005 rather than at the interim period. The Company will implement this pronouncement effective May 1, 2006.

          In December 2004, the FASB issued SFAS #153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion #29." The guidance in APB #29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance, however, included certain exceptions to that principle. SFAS #153 amends APB #29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of SFAS #153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of the standard is not expected to have a material effect on the company's results of operations of financial position.

          In May 2005, the FASB issued SFAS #154, "Accounting Changes and Error Corrections," which replaces APB Opinion #20, "Accounting Changes," and supersedes FASB #3, "Reporting Accounting Changes in Interim Financial Statements - an amendment of APB #28." SFAS #154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS #154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS #154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS #154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have material effect on the Company's results of operations or financial position.

          In February 2006, the FASB issued SFAS #155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements #133 and #140." This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have material effect on the Company's results of operations or financial position.

          In March 2006, the FASB released statement #156, "Accounting for Servicing of Financial Assets, an amendment of FASB #140." SFAS #156 requires that all separately recognized servicing assets and liabilities in accordance with SFAS #140 be initially measured as fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. This statement is effective after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations of financial position.

NOTE 2    LIQUIDITY/GOING CONCERN

          The Company has accumulated losses through April 30, 2006 amounting to $4,928,917 has minimal assets, and has a net working capital deficiency at April 30, 2006 raising substantial doubt about the Company's ability to continue as a going concern.

          Management plans include continued development of its planned principal operations and seeking capital either through a private placement or public offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Fund raising is underway through Aspen Capital Partners
          Limited the Company's major shareholder in Australia. A major fund raising is nearing completion with an investment organization and is expected to be announced late September 2006.

NOTE 3    INCOME TAXES

          Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2024. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

          Description               NOL Balance      Tax            Rate
          -----------------------   ---------------  -------------  ------

           Federal Income Tax       $4,928,917         1,675,832    34%

           Valuation allowance                       (1, 675,832)
                                                      ----------
                Deferred tax asset 4/30/06            $        0

          The allowance has increased $465,209 from $1,210,623 as of April 30, 2005.

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

          The Company issued additional shares of common stock in the quarter to July 31, 2004, in the following manner.

           # Shares    Issued to:                     Issued for:
          ---------    ---------------------------    ----------------------------------------
            500,000    Company officer/shareholder    Management services as per 2003 contract
             50,000    Individual                     Legal services
            750,000    Outside Professionals          Services
            650,000    Investor                       Cash contribution
            500,000    Creditor/Lender                Loan settlement
          ---------
          2,450,000    Total

          The Company issued additional shares of common stock in the quarter to July 31, 2005, in the following manner.

           # Shares    Issued to:                     Issued for:
          ---------    ---------------------------    ----------------------------------------
             25,000    Non-Executive Director         Directors Fees

          The Company issued additional shares of common stock in the quarter to October 31, 2005, in the following manner.

           # Shares    Issued to:                     Issued for:
          ---------    ---------------------------    ----------------------------------------
             50,000    Securities Company             Investor Relations & Fund Raising Services

          The Company issued additional shares of common stock in the quarter to April 30, 2006, in the following manner.

           # Shares    Issued to:                     Issued for:
          ---------    ---------------------------    ----------------------------------------
             25,000    Outside Professionals          Investor Relations & Marketing Services
            507,501    Investment Banking Firm        Commitment fee in relation to SEDA Funding
             17,499    Securities Company             Placement Agent Fee re SEDA Funding
             58,928    Outside Professionals          Investor Relations & Marketing Services
             11,607    Individual                     Investor Relations & Marketing Services
          ---------
            620,535    Total

NOTE 5    PROPERTY

          Property consists primarily of computer equipment with the original cost of $64,742. Accumulated depreciation through April 30, 2006, is $51,008. Depreciation expense for the year ended April 30, 2006 and 2005 was $10,642 and $20,614, respectively.

NOTE 6    RELATED PARTY PAYABLE

          Shareholders have advanced money to the Company in the amount of $1,595,398 for the purpose paying operating expenses and providing working capital. The outstanding balance is unsecured, non- interest bearing and payable on demand.

NOTE 7    LEASES

          The Company has two remaining offices leases, one in Australia and one in the USA. The Sydney office was closed mid-2005 and the Marina del Rey office was closed in January 2006.

          Location         Square Feet     Annual Payments    Other terms
          -------------    -----------     ---------------    -----------
          Brisbane                3,337    $        60,480    Through February 2007
          San Diego, CA    Shared space              2,500    Renewable quarterly
                                           $        62,980

          Rent expense includes car parking and various other miscellaneous related office expenses. For the year ended April 30, 2006 the expense was $106,285.

          Table of minimum lease payments for the next five years ending April 30 :

              2007     2008     2009     2010    2011
              ----     ----     ----     ----    ----
           $50,400       --       --       --      --

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

          As part of the agreed compensation with Non-executive
          Directors, options have been granted as follows :

                                                            Mkt Price
                         Date          No. of    Exercise   on Grant     Compensation  Date Appointed
          Director       Granted       Options   Price      Date         Expense       as Director
          --------       -------       -------   --------   ---------    -------       -----------
          T. Tappenden   1 Sep 2004    20,000    $0.05      $3.00        $59,000       9 May 2003
          T. Tappenden   1 Mar 2005    20,000    $0.05      $3.00        $59,000
          T. Tappenden   1 Sep 2005    20,000    $0.05      $0.55        $10,000
          T. Tappenden   1 Mar 2006    20,000    $0.05      $0.58        $10,600
          A. Boyd        18 Nov 2005   50,000    $0.50      $0.25        NIL           18 May 2005

          Changes in stock options for the year ended April 30, 2006 and 2005 is as follows:

                                                                   Weighted
                                                                    Average
                                                                   Exercise
          2006:                                           Shares      Price
                                                       ---------   --------

           Granted                                        90,000      $0.16

           Exercised                                           0       0.00

           Forfeited/expired                                   0       0.00

           Outstanding @ 4/30/06                       6,930,000       0.50

           Exercisable                                 3,380,000       0.49


                                                                   Weighted
                                                                    Average
                                                                   Exercise
          2005:                                           Shares      Price
                                                       ---------   --------

          Granted                                         40,000      $0.05

          Exercised                                            0       0.00

          Forfeited/expired                                    0       0.00

          Outstanding @ 4/30/05                        6,840,000       0.50

          Exercisable                                  1,665,000       0.49

NOTE 9    PRIOR PERIOD ADJUSTMENTS

          During the review of accounts for fiscal year 2006, the Company realized that the options granted to a non-executive Director for the fiscal year 2005 and shown above in Note 8 had not been accounted for.

          The company has adjusted the appropriate expense account and "additional paid in capital" for fiscal 2005 accordingly.

          The amended Accounts as at April 30, 2005 are as follows:

          ----------------------------------------------------------------------
          Account                                As originally          Restated
                                                 stated
          ----------------------------------------------------------------------
          Directors Expense/General and
          Administrative                         NIL                  $  118,000
          ----------------------------------------------------------------------
          Net Loss for Year                      -$1,735,358         -$1,853,358
          ----------------------------------------------------------------------

          ----------------------------------------------------------------------
          Accumulated Deficit                    -$3,560,656         -$3,678,656
          ----------------------------------------------------------------------
          Additional Paid-In Capital              $1,083,024          $1,201,024
          ----------------------------------------------------------------------

NOTE 10   FINANCING

          Early in April 2006 visionGATEWAY announced that it had entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). Under the agreement, Cornell would provide up to $15 million of funding that can be accessed at the Company's discretion over a 24-month period by issuing common stock of the Company, pursuant to the conditions and limitations thereunder. Any sale of common shares to Cornell would be based on a 3% discount to the lowest daily volume weighted average price for the five trading days immediately following the advance notice date. Proceeds received by the Company would enable it to execute on its established sales growth strategy.

          Any sale of common stock under the agreement would occur pursuant to an effective registration statement, which the Company would establish prior to selling any shares of common stock that it may sell under the agreement. This registration statement is yet to be filed and the SEDA facility is yet to be activated.

          While this funding structure provides flexibility to access additional equity capital at selected times when additional capital or liquidity is desirable to drive our growth, it needs to be done at a time that is appropriate taking into account all business and market factors. The Company believes the timing and market factors have not yet been appropriate to access this facility.

NOTE 11   SUBSEQUENT EVENTS

          On April 24, VGWA announced the signing of a Heads of Terms with eBanx (UK) Limited relating to the acquisition of the business of eBanx by visionGATEWAY, Inc. In order to meet its strategic growth opportunities in the VoIP market, specifically in China, visionGATEWAY is finalising contractual agreements to complete the acquisition of eBanx, whereby eBanx will become a wholly owned subsidiary of visionGATEWAY, Inc., subject to completion of due diligence.

          eBanx (UK) Limited is a Scottish company that was set up over 4 years ago specifically to hold a 49% share in Beijing Huaying, a Chinese company that was issued the first VoIP license in Beijing. Beijing Huaying now also owns other VoIP licenses and has the rights to resell China Telecom, China Unicom and China Netcom services. It also has the right to develop/acquire its own VoIP technology and sell that in the Beijing area. Beijing Huaying has also been approved for a China-wide national VoIP license subject to further capitalization.

          During May 2006 visionGATEWAY completed a short term loan agreement with a group of Australian investors to loan the company up to AUD$650,000 to specifically facilitate the commencement of the acquisitions of eBanx and Centile and to assist with aspects of working capital. Access to the initial drawdowns of these funds began to be available during June 2006.


          visionGATEWAY also announced during June and July intentions to acquire Centile of UK and France, and Saturn IQ of UK. These discussions are still proceeding.

          The Company issued additional shares of common stock subsequent to April 30, 2006 in the following manner and totaling :


          # Shares     Issued to:                  Issued for:
          ----------------------------------------------------------------------
          162,640      Outside Professionals       Investor Relations &
                                                   Marketing Services