Form 10QSB
period 2006-07-31
VISIONGATEWAY INC
filed 2006-10-20
CIK 1112902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED July 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number 0-30499

                                -----------------

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

      As of July 31, 2006 there were 43,126,393 shares of the registrant's common stock outstanding.

      Transitional Small Business Disclosure Format. Yes |_|. No |X|.

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                               VISIONGATEWAY, INC.

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006
                                      INDEX

--------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.    Financial Statements
--------------------------------------------------------------------------------

             Condensed Consolidated Balance Sheet at July 31, 2006
             (unaudited)                                                       3
--------------------------------------------------------------------------------
             Condensed Consolidated Statements of Operations (unaudited),      4
--------------------------------------------------------------------------------
             Condensed Consolidated Statements of Cash Flows
             (unaudited)                                                       5
--------------------------------------------------------------------------------
             Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                       6
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 2.    Management's Discussion and Analysis or Plan of Operations          8
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 3.    Controls and Procedures                                            21
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.    Legal Proceedings                                                  22
--------------------------------------------------------------------------------
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        22
--------------------------------------------------------------------------------
Item 3.    Defaults Upon Senior Securities                                    22
--------------------------------------------------------------------------------
Item 4.    Submission of Matters to a Vote of Security Holders                22
--------------------------------------------------------------------------------
Item 5.    Other Information                                                  22
--------------------------------------------------------------------------------
Item 6.    Exhibits and Reports on Form 8-K                                   23
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
 [A Development Stage Company]
Condensed Consolidated Balance Sheet
July 31, 2006
Unaudited


ASSETS

Assets
   Current Assets
     Cash                                                         $      820
     Investments                                                     125,040
     Loans to third parties                                           79,339
                                                                  ----------
          Total current assets                                       205,199
      Equipment & Property (net)                                      10,802
      Deposits                                                             0
                                                                  ----------
Total Assets                                                      $  216,001
                                                                  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Current Liabilities:
  Accounts payable                                                $  303,742
  Deferred Management Salaries & Expenses                            995,405
  Accrued liabilities                                                376,152
  Related party payable                                            2,034,296
                                                                  ----------
Total Liabilities                                                 $3,709,595

Stockholders' Deficit:
  Preferred Stock - 10,000,000 shares authorized,
   $.10 par value per share, Nil outstanding                               0
  Capital Stock - 75,000,000 shares authorized having a
   par value of $.004 per share; 43,126,393 shares issued
   and outstanding                                                   172,506
  Additional paid-in capital                                       1,793,378
  Deficit accumulated during the development stage                -5,446,851
  Accumulated foreign currency translation adjustment                -12,627
                                                                  ----------
Total Stockholders' Deficit                                       -3,493,594
                                                                  ----------
Total Liabilities and Stockholders' Deficit                       $  216,001
                                                                  ==========


visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
 [A Development Stage Company]
Condensed Consolidated Statements of Operations
For the Three Month Periods Ended July 31, 2006 & 2005, and for the Period from Reactivation [November 30, 2001] through July 31, 2006


                                                    3 mths ended    3 mths ended    Reactivation
                                                         July 31         July 31         through
                                                            2006            2005   July 31, 2006
                                                       Unaudited       Unaudited       Unaudited
                                                   -------------   -------------   -------------
Revenues                                           $       1,950   $           0   $      55,356

Research & development                                    84,789          62,844       1,028,479
General & administrative expenses                        435,095         199,287       4,473,728
                                                   -------------   -------------   -------------

Operating loss                                          -517,934        -262,131      -5,446,851

                                                   -------------   -------------   -------------
Net Loss Before Income Taxes                            -517,934        -262,131      -5,446,851

Current Year Provision for Income Taxes                        0               0               0
                                                   -------------   -------------   -------------

Net Loss                                               -$517,934       -$262,131     -$5,446,851
                                                   =============   =============   =============
Other Comprehensive Income
   Unrealized gain(loss) on foreign
     Currency translation (net of tax)                    -4,112             264         -12,627
                                                        -522,046        -261,867      -5,459,478
                                                   =============   =============   =============
Loss Per Share - basic and diluted                        -$0.01          -$0.01          -$0.15
                                                   =============   =============   =============

Weighted Average Shares Outstanding                   42,996,296      42,288,327      36,433,091
                                                   =============   =============   =============


visionGATEWAY, Inc.
 [A Development Stage Company]
Condensed Consolidated Statements of Cash Flows
For the three months Ended July 31, 2006 & 2005, and for the Period from Reactivation [November 30, 2001] through July 31, 2006


                                                                            3 Months       3 Months     Reactivation
                                                                              Ended          Ended        through
                                                                          July 31, 2006  July 31, 2005  July 31, 2006
                                                                            Unaudited      Unaudited     Unaudited
                                                                          -------------  -------------  -------------
Cash Flows from Operating Activities
Net Loss                                                                      -$517,934      -$262,131     -5,446,851
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                                2,932          2,687         52,743
     Stock issued for services                                                   92,500         26,600        862,074
     Stock based compensation                                                         0              0        138,600
     Change in current assets                                                  -204,379              0       -204,379
     Increase in current liabilities                                            189,503         89,225      1,916,579
                                                                          -------------  -------------  -------------
Net Cash Used for Operating Activities                                         -437,378       -143,619     -2,681,234

Cash Flows from Investing Activities
    Purchase of property                                                              0              0        -61,576

Cash Flows from Financing Activities
    Proceeds from borrowing                                                     438,898        143,237      2,036,101
    Additional paid in Capital                                                        0              0        720,156
                                                                          -------------  -------------  -------------
Net Cash Provided by Financing Activities                                       438,898        143,237      2,756,257


    Effect Of Exchange Rate on cash and cash Equivalents                         -4,112            264        -12,627

Net Increase/(Decrease) in Cash                                                  -2,592           -118            820

Beginning Cash Balance                                                            3,412            143              0
                                                                          -------------  -------------  -------------

Ending Cash Balance                                                        $        820   $         25     $      820
                                                                          =============  =============  =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                                        2,569          3,163         28,012
  Cash paid during the period for income taxes                                        0              0              0

Supplemental Disclosure of Non-Cash Financing Activities:
 Stock issued to relinquish debt                                                      0              0        244,486


                               visionGATEWAY, Inc.
                          [A Development Stage Company]
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                  July 31, 2006

NOTE 1     ORGANIZATION AND INTERIM FINANCIAL STATEMENTS
           ----------------------------------------------
           (a)      Organization

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

           The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

           (b) Interim financial statements

           The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of July 31, 2006 and 2005. There has not been any change in the significant accounting policies of visionGATEWAY, Inc. for the periods presented. The results of operations for the nine months ended July 31, 2006 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006 filed with the Securities and Exchange Commission (the "SEC").


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


                                                                     3 mths ending     3 mths ending
                                                                     July 31, 2006     July 31, 2005
                                                                     -------------     -------------

                  Net loss, as reported                              $    (517,934)    $    (262,131)

                  Compensation cost under fair value-based
                  accounting method, net of tax                                 --                --
                                                                     -------------     -------------

                  Net loss, pro forma                                     (517,934)         (262,131)

                  Net loss per share-basic and diluted:

                      As reported                                    $       (0.01)    $       (0.01)

                      Pro forma                                      $       (0.01)    $       (0.01)


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

                 (d)      Research & Development Costs

                 Expensing of Research & Development Costs. Research and Development is expensed as incurred.


        NOTE 2   LIQUIDITY/GOING CONCERN

                 The Company has accumulated losses through July 31, 2006 amounting to $5,446,851 has minimal assets, and has a net working capital deficiency at July 31, 2006 raising substantial doubt about the company's ability to continue as a going concern.

                 Management plans include continued development of its planned principal operations and seeking capital either through a private placement or public offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                 Fund raising is underway through Aspen Capital Partners Limited the Company's major shareholder in Australia. A major fund raising is nearing completion with an investment banking groups in Australia.

         NOTE 3 REVIEW OF FILING

                  This filing is complete in all respects and the company believes it effectively outlines the position of the company at the end of July, 2006. visionGATEWAY`s accountants have commenced but not completed their full review of this filing. Their firm has been unable to complete the review of the filing this week as they are currently subject to a whole of firm audit by PCAOB.

                  The company wishes to point out that the firm did an initial, partial review of our July quarter as part of the recent 10KSB audit that was completed in August/September. The accountants have confirmed that they will complete the review of this filing within 6 working days and if necessary the company will submit an updated filing, although it believes this will not be necessary.

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

Overview

Description of Business
------------------------

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

The company provides an extensible platform of software components to power the `Next Generation Network' (NGN). These components currently include:

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

Number of employees and number of full time employees

As of July 31, 2006, the total number of employees of the Company is ten (10) full-time employees of which nine (9) were engaged in production and sales activities and one (1) was engaged in administrative operations. The Company also uses the services of numerous part-time employees or contract service employees in the areas of product development, accounting and sales functions. These numbers have begun increasing since April 30, 2006 after the slowdown last year as the company restructured its business strategies. Over the remainder of 2006 and early 2007 the Company anticipates that it will be increasing its full-time work force as needed to support its proposed global growth strategy, dependent on future sales prospects, the availability of capital and the outcome of proposed acquisitions.

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

The July quarter saw the company commence the execution of its updated business strategy in anticipation of new funding being finalized by end of the October 2006 quarter. This resulted in a lift in expenditures compared to previous quarters. Much of the additional expenditure related to legal fees associated with the funding and M&A activities that are underway. The company is also reviewing its options from a marketing and investor relations perspective. From a sales and distribution perspective, the Company focused on growing our partnerships in the USA and UK with the focus on leveraging from the new distribution arrangements with Avnet as outlined below as well as promoting the company and product in key market segments. The company has also appointed key senior managers to help drive these opportunities in the USA and UK. A key focus from a development perspective has been the completion of the key phases of INTERScepter Version 3. This has seen the release of the INTERScepter Home/SOHO and Enterprise "appliance" versions which are being presented to distributors and communications systems manufacturers for OEM opportunities. The quarter also saw the introduction of new products through third party partnerships, focused on internet/email security and compliance, and more recently Voice over IP
(VoIP).

Plan of Operation

Synopsis of Business Strategy and Status

visionGATEWAY, Inc. (VGWA) is continuing to execute on its updated business plan. The Company's plan combines organic growth and acquisitions creating greater opportunity for revenue and sales growth through an enhanced corporate and solution package :

      >>    The company has released the new "appliance" version of INTERScepter for enterprise and SMB markets - shipments begin in October;
      >>    The company has released the new "solution on a chip" box version of
            INTERScepter for Home and SOHO (Small Office Home Office) markets - OEM arrangements are under negotiation;
      >> The company is gaining clients and sales plus new products/services through acquisitions; >> The company has added additional synergistic products in secure mail and secure data sharing, internet security, encryption technologies and VoIP;
      >> The company has expanded market coverage to UK and South Africa as part of our Global Distribution Network;
      >> the Saturn IQ acquisition in the UK will bring a portfolio of revenue generating clients. It is predicted that the immediate sales opportunities can be converted to revenue of an estimated (pound)500,000 over the next six months;
      >> The company has commenced our strategic move into China, and particularly the VoIP market there.

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

Since late 2005, the Company has focused on arranging major funding that will enable it to take full advantage of the platform that has been built through its product development and global distribution channels. This funding will be used to drive sales in global markets with a key focus on the U.S. and UK. It also enables the Company to focus on some new product initiatives that are aligned to market needs and sales potential.

In the twelve months ended July 2006, with a cutback in activities, visionGATEWAY has been able to acquire investment and loan funds for working capital of approximately US$750,000 from existing and new investors. This has enabled us to pay key operational expenses in Australia and USA, as well as travel and marketing expenses related to the development of distribution, M&A and investor efforts in U.S., UK and Australia/New Zealand.

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

The Company has consequently revised its funding strategy moving forward. The key elements of the suggested funding strategy as outlined below are clearly aligned to the updated Corporate Strategy outlined in this report. The company is seeking current round financing of up to US$7m to meet the key short term requirements of driving sales, particularly through the latest "appliance" version 3 of INTERScepter, through our strategic partnerships in the USA, UK, Europe, South Africa, Asia and Australia/New Zealand, as well as providing additional working capital for specific revenue related development projects, and to facilitate the completion of the acquisitions that are currently underway.


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

The combined company will continue to be headquartered in the United States. It will also have a significant R&D presence in Australia, as well as other centers depending on the acquired companies - most likely Europe. The combined company would also have sales and support offices in USA, Australia, and Europe.

        Saturn IQ Acquisition

        On July 20, 2006, visionGATEWAY announced the signing of a Heads of Terms to acquire Saturn IQ and its innovative super fast encryption and media protection technology. The transaction will, for the first time, bring together management of internet resources, delivery of media, messages and VoIP and cutting-edge protection technologies in a unique combined offering to the global IT and Telecom markets. The acquisition adds both revenue-generating customers and a specialized security component to visionGATEWAY's expanding product suite.

        The acquisition is expected to be completed during October, after which time Saturn IQ will become a wholly owned subsidiary of visionGATEWAY.

        The acquisition of Saturn IQ provides VGWA with an established secure email product, IQ Confidential, which has generated revenues in the UK and is creating significant interest in the US. The technology will complement VGWA's existing offering of internet resource management products and enhance the Company's offering to VoIP customers.

        In addition to IQ Confidential, Saturn IQ has developed a totally new modular concept in protection technology comprising unique integrated encryption, digital rights management, and digital fingerprint technology. Saturn IQ's super fast encryption has demonstrated high strength streaming protection above 200 Mb/s on standard PCs and has immediate applications in the music, digital cinema film, video, and games distribution sectors.

        Digital property security is a hot topic at the moment, as the authorities are filing more and more legal charges against copyright pirates, peer to peer networks and users. Unwarranted, unauthorised and swiftly growing snooping activities are alarming email customers and collaborative workers. visionGATEWAY now has an opportunity to be suppliers of a critical element in the protection of both privacy and copyright on the Internet.

        With the acquisition of Saturn IQ, visionGATEWAY will swiftly expand all customer facing operations globally as the Company combines sales teams and distribution networks. Following the acquisition, the companies would also realize significant cost savings by integrating their R&D teams together in visionGATEWAY's R&D Centre in Australia. Saturn IQ will also be renamed visionGATEWAY plc, a UK company, and become the Company's key location from which to launch its new sales initiatives into the entire EMEA region.

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

INTERScepter can also be integrated into Bundled Solutions

      >>    Secure VoIP
      >>    iNTERNET TRACKER - INTERScepter plus Billing Solution for Higher
            Education market
      >>    Teleport Vision - Internet based security camera control solution

The technology of INTERScepter enables visionGATEWAY to build and leverage a number of strategic technology alliances. These can be categorized as follows :
      o     Core components
            o   Linux operating system
            o   Database systems - MS, IBM, Oracle, etc
            o   Client workstations - MS, Linux/Novell, Apple
            o   User Authentication - MS, Novell, etc
      o     Hardware/Networking
            o   Server Appliances - IBM, Intel, HP, Tyan
            o   Wi-Fi - various technology and solution providers
      o     Specialist devices
            o   IP based video conferencing
            o   IP based Security cameras
            o   Voice Over IP (VOIP)
      o     Specialist software plug-ins
            o   Filters
            o   Whole of network bandwidth management
            o   Spam management
            o   E-mail content checking
            o   IM content checking
      o     Telcos and ISP's - differentiate data lines with management tool

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

Product Variations

--------------------------------------------------------------------------------
   INTERScepter@Home              Basic hardware device with internal
                                  control and statistical information.
--------------------------------------------------------------------------------
                                  INTERScepter@Home Plus is an external
   INTERScepter@Home Plus         application that captures data from a
                                  INTERScepter@Home enabled device and
                                  provides more detailed long term
                                  logging. The application is installed on
                                  a Microsoft Windows computer on the
                                  internal network to which extended
                                  logging information is dumped and
                                  reported on. The Plus application is to
                                  be sold as an add-on through retail
                                  outlets or by direct download from
                                  visiongateway.net web site. Suitable for
                                  environments where the users require
                                  more detailed logging information and
                                  have the resources and knowledge to
                                  install and configure.
--------------------------------------------------------------------------------
   INTERScepter@Home ISP          This variation offers a "Value Added
                                  Service" to an Internet Service
                                  Provider. As customers sign on for an
                                  ADSL/Cable service they are supplied
                                  with an INTERScepter@Home configured
                                  device which is configured to log usage
                                  information to a central database
                                  managed by the ISP. This service maybe
                                  charged by the ISP to the customer as an
                                  additional charge. The customer is then
                                  able to report upon their internet usage
                                  via a management interface on the ISPs
                                  web site. This variation is an extension
                                  of the +Pack solution suitable for
                                  environments where the users require
                                  more detailed logging information but do
                                  not have the resources and knowledge to
                                  manage internally as in the Plus model.
--------------------------------------------------------------------------------

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

      o     Specific Sales Potential Overview - UK

The team of APS and VGWA has reviewed the potential opportunities, both against market potential and against the performance of channel partners. It is believed that some of the best initial market focus is in the following sectors :

>> Higher Education - a traditional market for INTERScepter with significant benefits. It should be noted that while the opportunities in this sector are large, there is often long lead times. ocf plc, one of the reseller partners already signed with visionGATEWAY has a major presence in this sector through all variations of its Research organization clients.

>> Financial Services - this sector has major needs to resolve issues related to compliance and productivity that involve internet usage.
>> Technology - employees in this industry segment are very high internet users and productivity is adversely affected as a result. This industry is also moving towards establishing a larger percentage of home workers who need to be monitored and controlled to ensure performance levels are being met.
>> SMB - the small business market sector is in need of business solutions that can have an immediate impact on improving their bottom line. They are usually low on internal technical resources to establish these type of solutions and as a result provide a significant opportunity to channels.
>> Local Government - productivity and risk management are key issues, however sales lead times can be lengthy.

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

      o     VoIP Market Place - Application Server Software Vendors

At the beginning of February visionGATEWAY announced the strategic partnership with Centile of UK/France to jointly deliver the first secure VoIP Solution to the market. The partnership will enable the delivery of the solution to the market through the integrated bundling of visionGATEWAY's INTERScepter VoIP Management Module with Centile's IntraSwitch VoIP systems. Additional vendors are also looking at this option in conjunction with visionGATEWAY. These strategic partnerships provide visionGATEWAY a greater global coverage because of the individual strengths of the companies.

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

                           Part II--OTHER INFORMATION


Item 1.           Legal Proceedings

At Julyy 31, 2006 there were no material legal proceedings pending against the Company and to the knowledge of management, no federal, state or local governmental agency is presently contemplating any such proceedings against the Company or any of its affiliates.

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

None.

Item 5.           Other Information

None.

Item 6.            Exhibits and Reports on Form 8-K

         (a).      Exhibits

   2.1(1) Agreement and Plan of Reorganization, dated February 27, 2004, by and among Chiropractic, Vision Nv, and the stockholders of Vision Nv.
   2.2(1) Addendum to the Agreement and Plan of Reorganization, dated February 27, 2004.
   3.1(2)  Articles of Incorporation
   3.2(2)  Bylaws of Chiropractic 21 International, Inc.
   3.3(2) Certificate of Amendment to Articles of Incorporation dated September 23, 1970.
   3.4(2) Certificate of Amendment to Articles of Incorporation dated October 29, 1970.
   3.5(2) Certificate of Amendment to Articles of Incorporation dated October 6, 1972.
   3.6(2) Certificate of Amendment to Articles of Incorporation dated November 4, 1980.
   3.7(2) Certificate of Amendment to Articles of Incorporation dated July 15, 1983.
   3.8(2) Certificate of Amendment to Articles of Incorporation dated December 29, 1999.
   10.1(3) Lease, dated February 15, 2004 by and between vision Gateway Pty Ltd and Masinello Holdings Pty Ltd.
   10.2(3) HQ Global Workplaces Virtual Office Program Service Agreement, dated
           December 1, 2003 by and between the visionGATEWAY, Inc. and HQ Global Workplaces, Inc.
   10.3(3) Buy/Sell Agreement, dated May 14, 2004, by and between visionGATEWAY,
           Inc. and AVNET, INC.
   10.4(3) Letter Agreement regarding Management Services by and between
           visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.
   10.5(3) Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd. 10.6(3) Letter Agreement regarding Employment of Michael Emerson by and between visionGATEWAY, Inc., Michael Emerson and MICEL Pty Ltd. 10.7(3) Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and MICEL Pty Ltd. 24.1 Power of Attorney (see signature page) 31.1 Certification by Michael Emerson, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2 Certification by Martin G. Wotton, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1 Certification by Michael Emerson, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2 Certification by Martin G. Wotton, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
(1) Incorporated by reference to 8-K12G3 filed with the Securities and Exchange Commission on April 7, 2004.
(2) Incorporated by reference to 10-SB filed with the Securities and Exchange Commission on April 28, 2000.
(3) Incorporated by reference to 10-KSB filed with the Securities and Exchange Commission on August 19, 2004.

      (b)   Reports on Form 8-K

We have furnished to the SEC three reports on Form 8-K during the quarter ended July 31, 2006.

May 26, 2006 - Material Agreement - Heads of Terms re acquisition of Centile. June 20, 2006 - Material Agreement - Next stage re acquisition of Centile with signing of share purchase agreement subject to due diligence.
July 20, 2006 - Material Agreement - Heads of Terms re acquisition of Saturn IQ.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           VISIONGATEWAY, INC.

                                           By:    /s/ Michael F. Emerson
                                              ----------------------------------
                                                      Michael F. Emerson
                                                      Chief Executive Officer

Date: October 19, 2006