Form 10QSB/A
period 2006-07-31
VISIONGATEWAY INC
filed 2006-10-23
CIK 1112902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                  FORM 10-QSB-A
                                (Amendment No.1)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED July 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number 0-30499

                              -------------------

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

                               VISIONGATEWAY, INC.

                                  FORM 10-QSB-A
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

                                EXPLANATORY NOTE

This Amended Form 10-QSB is complete and includes the Fully Reviewed Financial Statements of the Registrant. Amendments have been made to areas as incorporated in the notes to the accounts, specifically to the stock based compensation. There are some additional notes incorporated. The Registrant has not made any changes to the statements re the business operations of the company as were previously filed.


                                                           INDEX

--------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1. Financial Statements
--------------------------------------------------------------------------------
           Condensed Consolidated Balance Sheet at July 31, 2006 (unaudited)...3
--------------------------------------------------------------------------------
           Condensed Consolidated Statements of Operations (unaudited),......  4
--------------------------------------------------------------------------------
            Condensed Consolidated Statements of Cash Flows (unaudited)......  5
--------------------------------------------------------------------------------
           Notes to Condensed Consolidated Financial Statements (unaudited)..  6
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis or Plan of Operations...........  9
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 3. Controls and Procedures..............................................19
--------------------------------------------------------------------------------
                        PART II. OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1. Legal Proceedings.................................................... 20
--------------------------------------------------------------------------------
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......... 20
--------------------------------------------------------------------------------
Item 3. Defaults Upon Senior Securities...................................... 20
--------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders.................. 20
--------------------------------------------------------------------------------
Item 5. Other Information.................................................... 20
--------------------------------------------------------------------------------
Item 6. Exhibits and Reports on Form 8-K..................................... 21
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
 [A Development Stage Company]
Condensed Consolidated Balance Sheet
July 31, 2006
Unaudited

ASSETS

Assets
   Current Assets
     Cash                                                             $      820
     Deposits                                                            125,040
     Loans to third parties                                               79,339
                                                                      ----------
          Total current assets                                           205,199
      Equipment & Property (net)                                          10,802
                                                                      ----------
Total Assets                                                          $  216,001
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Current Liabilities:
  Accounts payable                                                    $  303,742
  Deferred Management Salaries & Expenses                                995,405
  Accrued liabilities                                                    376,152
  Short Term Note Payable                                                496,467
  Related party payable                                                1,537,829
                                                                      ----------
Total Liabilities                                                     $3,709,595

Stockholders' Deficit:
  Preferred Stock - 10,000,000 shares authorized,
   $.10 par value per share, Nil outstanding                                   0
  Capital Stock - 75,000,000 shares authorized having a
   par value of $.004 per share; 43,126,393 shares issued
   and outstanding                                                       172,506
  Additional paid-in capital                                           1,916,628
  Deficit accumulated during the development stage                    -5,570,101
  Accumulated foreign currency translation adjustment                    -12,627
                                                                      ----------
Total Stockholders' Deficit                                           -3,493,594
                                                                      ----------
Total Liabilities and Stockholders' Deficit                           $  216,001
                                                                      ==========
visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
 [A Development Stage Company]
Condensed Consolidated Statements of Operations For the Three Month Periods Ended July 31, 2006 & 2005, and for the Period from Reactivation [November 30, 2001] through July 31, 2006

                                                           3 mths ended
                                           3 mths ended         July 31    Reactivation
                                                July 31            2005        through
                                                   2006       Unaudited  July 31, 2006
                                              Unaudited    and Restated      Unaudited
                                           ------------    -------------  -------------
Revenues                                     $    1,950      $        0      $   55,356

Research & development                           84,789          62,844       1,028,479
General & administrative expenses               558,345         199,287       4,596,978
                                             ----------      ----------      ----------


Operating loss                                 -641,184        -262,131      -5,570,101

                                             ----------      ----------      ----------
Net Loss Before Income Taxes                   -641,184        -262,131      -5,570,101

Current Year Provision for Income Taxes               0               0               0
                                             ----------      ----------      ----------

Net Loss                                      -$641,184       -$262,131      -$5,570,101
                                             ==========      ==========      ==========
Other Comprehensive Income (Loss)
   Unrealized gain(loss) on foreign
     Currency translation (net of tax)           -4,112             264         -12,627
                                             ----------      ----------      ----------
Total Other Comprehensive Income (Loss)        -645,296        -261,867      -5,582,728
                                             ==========      ==========      ==========
Loss Per Share - basic and diluted               -$0.01          -$0.01         -$0.15
                                             ==========      ==========      ==========

Weighted Average Shares Outstanding          42,996,296      42,288,327       36,433,091
                                             ==========      ==========      ==========

visionGATEWAY, Inc.
 [A Development Stage Company]
Condensed Consolidated Statements of Cash Flows
For the three months Ended July 31, 2006 & 2005, and for the Period from Reactivation [November 30, 2001] through July 31, 2006

                                                                   3 Months            3 Months         Reactivation
                                                                     Ended               Ended             through
                                                                 July 31, 2006       July 31, 2005      July 31, 2006
                                                                   Unaudited           Unaudited          Unaudited
                                                                ----------------   ----------------   ----------------
Cash Flows from Operating Activities
Net Loss                                                            -$641,184         -$262,131        -5,570,101
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                      2,932             2,687            52,743
     Stock issued for services                                         92,500            26,600           862,074
     Stock based compensation                                         123,250                 0           261,850
     Change in current assets                                        -204,379                 0          -204,379
     Increase in current liabilities                                  189,503            89,225         1,916,579
                                                                   ----------        ----------        ----------
Net Cash Used for Operating Activities                               -437,378          -143,619        -2,681,234

Cash Flows from Investing Activities
    Purchase of property                                                    0                 0           -61,576

Cash Flows from Financing Activities
    Proceeds from borrowing                                           438,898           143,237         2,036,101
    Additional paid in Capital                                              0                 0           720,156
                                                                   ----------        ----------        ----------
Net Cash Provided by Financing Activities                             438,898           143,237         2,756,257


    Effect Of Exchange Rate on cash and cash Equivalents               -4,112               264           -12,627

Net Increase/(Decrease) in Cash                                        -2,592              -118               820

Beginning Cash Balance                                                  3,412               143                 0
                                                                   ----------        ----------        ----------

Ending Cash Balance                                                $      820        $       25        $      820
                                                                   ==========        ==========        ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                              2,569             3,163            28,012
  Cash paid during the period for income taxes                              0                 0                 0

Supplemental Disclosure of Non-Cash Financing Activities:
 Stock issued to relinquish debt                                            0                 0           244,486

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

      The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

      (b) Interim financial statements

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of July 31, 2006 and 2005. There has not been any change in the significant accounting policies of visionGATEWAY, Inc. for the periods presented. The results of operations for the three months ended July 31, 2006 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006 filed with the Securities and Exchange Commission (the "SEC").


      (c) Stock based compensation

      On May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," using the modified prospective method. Consequently, for the three months ended July 31, 2006, the Company's results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plans during the first three months of fiscal year 2007 and the unvested portion of previous stock option grants which vested during the first three months of fiscal year 2007. The amount recognized in the financial statements related to stock-based compensation was $123,250 for the three months ended July 31, 2006.

      Prior to the first quarter of fiscal year 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the three months ended July 31, 2005 would have been adjusted to the following pro forma amounts:


                                                                             Three Months
                                                                          Ended July 31, 2005
                                                                          -------------------
Net loss, as reported                                                      $   (262,131)

Compensation cost under fair value- based accounting method, net of            (123,250)
                                                                           ------------
tax

Net loss, pro forma                                                            (385,381)

Net loss per common share - Basis and Diluted
         As reported                                                       $      (0.01)
         Pro forma                                                         $      (0.01)

Weighted average shares                                                      42,288,327


      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended July 31, 2005 using the Black-Scholes option-pricing model:


                                                     2005
                 Expected life (years)               10
                 Interest rate                       3.0%
                 Volatility                          100%
                 Dividend yield                      0%


      (d) Research & Development Costs

      Expensing of Research & Development Costs. Research and Development is expensed as incurred.

NOTE 2 LIQUIDITY/GOING CONCERN

      The Company has accumulated losses through July 31, 2006 amounting to $5,570,101 has minimal assets, and has a net working capital deficiency at July 31, 2006 raising substantial doubt about the company's ability to continue as a going concern.

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

NOTE 3 ACQUISITIONS

      As per the Company's 8K filings during the period the Company has signed Heads of Terms agreements in relation to the acquisition of :

       -        eBanx (UK) Limited
       -        Centile Limited
       -        Saturn IQ plc

      As part of the terms of the agreement with eBanx, visionGATEWAY had to pay an initial deposit of GBP65,000 (USD125,040) representing 10% of the agreed purchase price. The company is completing due diligence and such expenses have been included in the accounts. When due diligence is completed, the Company will move to completion of a Purchase Agreement.

      As part of the terms of the arrangement with Centile, visionGATEWAY agreed to a short term loan to Centile of euro 60,000 (USD79,339). This is a short term loan repayable within 12 months. Currently the Centile acquisition is still undergoing due diligence.

      The Saturn IQ acquisition is also undergoing due diligence.

NOTE 4 SHORT TERM LOAN

      During the period the company entered into a short term loan agreement with Australian investors. The parties are to lend the equivalent of USD500,000 to the company under a short term loan agreement to meet immediate requirements related to the acquisitions the company has underway, as well as general and specific working capital needs relating to the release on the Company's latest product versions. The term of the loan is six months and can be extended upon agreement between the parties. Interest rate is two per cent per month.

NOTE 5 ACCOUNTS PAYABLE

      Accounts payable has previously been presented in our accounts as one number. We are now showing separately that part of payables that represents amounts owing to executive management for unpaid salaries and expenses and then the balance of accounts payable.

NOTE 6 PRIOR PERIOD ADJUSTMENTS

      During the review of accounts for fiscal year 2006, the Company realized that the shares granted to a non-executive Director for the first quarter of fiscal year 2006 had not been accounted for in that quarter. However, they were reflected in the Company's 10KSB filing and are now shown separately for the July, 2005 quarter.

      The company has adjusted the appropriate expense account and "additional paid in capital" for July 2005 quarter accordingly.

      The amended Accounts as at July 31, 2005 are as follows :

      -------------------------------- ----------------- ----------------
      Account                          As originally     Restated
                                       stated
      -------------------------------- ----------------- ----------------
      Directors Expense/General and      NIL              $26,600
      Administrative
      -------------------------------- ----------------- ----------------
      Net Loss for Quarter             -$235,531         -$262,131
      -------------------------------- ----------------- ----------------

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

                           Part II--OTHER INFORMATION


Item 1.           Legal Proceedings

At July 31, 2006 there were no material legal proceedings pending against the Company and to the knowledge of management, no federal, state or local governmental agency is presently contemplating any such proceedings against the Company or any of its affiliates.

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

Date: October 20, 2006