Form 10QSB
period 2006-10-31
VISIONGATEWAY INC
filed 2006-12-20
CIK 1112902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED October 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number 0-30499

                                   ----------

                               VISIONGATEWAY, INC.
             (Exact name of Registrant as specified in its charter)

                    Nevada                                  90-0015691
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
               or organization)                                No.)

      12707 High Bluff Drive, Suite 200,
             San Diego, California                            92130
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

      As of October 31, 2006 there were 43,126,393 shares of the registrant's common stock outstanding.

      Transitional Small Business Disclosure Format. Yes |_|. No |X|.

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

================================================================================

                               VISIONGATEWAY, INC.

                                   FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
          Condensed Consolidated Balance Sheet at October 31, 2006
            (unaudited)....................................................    3
          Condensed Consolidated Statements of Operations (unaudited),.....    4
          Condensed Consolidated Statements of Cash Flows (unaudited)......    5
          Notes to Condensed Consolidated Financial Statements
            (unaudited)....................................................    6
Item 2. Management's Discussion and Analysis or Plan of Operations.........    9
Item 3. Controls and Procedures............................................   19

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................   20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........   20
Item 3. Defaults Upon Senior Securities....................................   20
Item 4. Submission of Matters to a Vote of Security Holders................   20
Item 5. Other Information..................................................   20
Item 6. Exhibits and Reports on Form 8-K...................................   21

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
[A Development Stage Company]
Condensed Consolidated Balance Sheet
October 31, 2006
Unaudited

ASSETS

Assets
  Current Assets
    Cash                                                     $     1,853
    Deposits                                                     125,040
    Loans to third parties                                        82,319
                                                             -----------
      Total current assets                                       209,212
    Equipment & Property (net)                                     7,843
                                                             -----------
Total Assets                                                 $   217,055
                                                             ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Current Liabilities:
  Accounts payable                                           $   313,206
  Deferred Management Salaries & Expenses                      1,074,993
  Accrued liabilities                                            442,569
  Short Term Note Payable                                        496,467
  Related party payable                                        1,679,965
                                                             -----------
Total Liabilities                                            $ 4,007,200
Stockholders' Deficit:
  Preferred Stock - 10,000,000 shares authorized,
    $.10 par value per share, Nil outstanding                          0
  Capital Stock - 75,000,000 shares authorized having a
    par value of $.004 per share; 43,126,393 shares issued
    and outstanding                                              172,506
  Additional paid-in capital                                   2,043,878
  Deficit accumulated during the development stage            -5,990,893
  Accumulated foreign currency translation adjustment            -15,636
                                                             -----------
Total Stockholders' Deficit                                   -3,790,145
                                                             -----------
Total Liabilities and Stockholders' Deficit                  $   217,055
                                                             ===========
visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
[A Development Stage Company]
Condensed Consolidated Statements of Operations
For the Three Month Periods Ended October 31, 2006 & 2005

                                          3 mths ended   3 mths ended
                                           October 31     October 31
                                              2006           2005
                                            Unaudited      Unaudited
                                          ------------   ------------
Revenues                                   $         0   $         0
Research & development                          80,779        64,159
General & administrative expenses              340,013       173,183
                                           -----------   -----------
Operating loss                                -420,792      -237,342
                                           -----------   -----------
Net Loss Before Income Taxes                  -420,792      -237,342
Current Year Provision for Income Taxes              0             0
                                           -----------   -----------
Net Loss                                     -$420,792     -$237,342
                                           ===========   ===========
Other Comprehensive Income
  Unrealized gain(loss) on foreign
    Currency translation (net of tax)           -3,009         1,197
                                           -----------   -----------
                                              -423,800      -236,145
                                           ===========   ===========
Loss Per Share - basic and diluted              -$0.01        -$0.01
                                           ===========   ===========
Weighted Average Shares Outstanding         43,126,393    42,336,696
                                           ===========   ===========
visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
[A Development Stage Company]
Condensed Consolidated Statements of Operations
For the Six Month Periods Ended October 31, 2006 & 2005, and for the Period from Reactivation [November 30, 2001] through October 31, 2006

                                           6 mths ended   6 mths ended     Reactivation
                                            October 31     October 31         through
                                               2006           2005       October 31, 2006
                                            Unaudited       Unaudited        Unaudited
                                          -------------   ------------   ----------------
Revenues                                  $      1,950     $         0     $     55,356
Research & development                         165,568         127,003        1,109,258
General & administrative expenses              898,358         372,471        4,936,991
                                          ------------     -----------     ------------
Operating loss                              -1,061,976        -499,473       -5,990,893
                                          ------------     -----------     ------------
Net Loss Before Income Taxes                -1,061,976        -499,473       -5,990,893
Current Year Provision for Income Taxes              0               0                0
                                          ------------     -----------     ------------
Net Loss                                   -$1,061,976       -$499,473      -$5,990,893
                                          ============     ===========     ============
Other Comprehensive Income
  Unrealized gain(loss) on foreign
    Currency translation (net of tax)           -7,121           1,461          -15,636
                                          ------------     -----------     ------------
                                            -1,069,097        -498,012       -6,006,529
                                          ============     ===========     ============
Loss Per Share - basic and diluted              -$0.02          -$0.01           -$0.16
                                          ============     ===========     ============
Weighted Average Shares Outstanding         43,061,344      42,312,511       36,775,955
                                          ============     ===========     ============

visionGATEWAY, Inc.
[A Development Stage Company]
Condensed Consolidated Statements of Cash Flows
For the six months Ended October 31, 2006 & 2005, and for the
Period from Reactivation [November 30, 2001] through October 31, 2006

                                                                6 Months           6 Months         Reactivation
                                                                 Ended               Ended            through
                                                            October 31, 2006   October 31, 2005   October 31, 2006
                                                                Unaudited          Unaudited          Unaudited
                                                            ----------------   ----------------   ----------------
Cash Flows from Operating Activities
Net Loss                                                       -$1,061,976         -$499,473          -5,990,893
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                      5,891             5,339              55,702
  Stock issued for services                                         92,500            26,600             862,074
  Stock based compensation                                         250,500            10,000             389,100
  Change in current assets                                        -207,359             4,261            -207,359
  Increase in current liabilities                                  344,972           214,120           2,072,048
                                                              ------------        ----------         -----------
Net Cash Used for Operating Activities                            -575,472          -239,153          -2,819,328
Cash Flows from Investing Activities
  Purchase of property                                                   0                 0             -61,576
Cash Flows from Financing Activities
  Proceeds from borrowing                                          581,034           237,556           2,178,237
  Additional paid in Capital                                             0                 0             720,156
                                                              ------------        ----------         -----------
Net Cash Provided by Financing Activities                          581,034           237,556           2,898,393
  Effect Of Exchange Rate on cash and cash Equivalents              -7,121             1,460             -15,636
Net Increase/(Decrease) in Cash                                     -1,559              -137               1,853
Beginning Cash Balance                                               3,412               143                   0
                                                              ------------        ----------         -----------
Ending Cash Balance                                           $      1,853        $        6         $     1,853
                                                              ============        ==========         ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                           5,090             6,964              30,533
  Cash paid during the period for income taxes                           0                 0                   0
Supplemental Disclosure of Non-Cash Financing Activities:
  Stock issued to relinquish debt                                        0                 0             244,486

visionGATEWAY, Inc.

                          [A Development Stage Company]
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                October 31, 2006

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

      The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

      (b) Interim financial statements

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of October 31, 2006 and 2005. There has not been any change in the significant accounting policies of visionGATEWAY, Inc. for the periods presented. The results of operations for the six months ended October 31, 2006 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006 filed with the Securities and Exchange Commission (the "SEC").

      (c) Stock based compensation

      On May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," using the modified prospective method. Consequently, for the three and six months ended October 31, 2006, the Company's results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plans during the three and six months ended October 31, 2006 and the unvested portion of previous stock option grants which vested during the three and six months ended October 31, 2006. The amount recognized in the financial statements related to stock-based compensation was $123,250 and $250,500 for the three and six months ended October 31, 2006, respectively.

      Prior to the first quarter of fiscal year 2007, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the three months ended October 31, 2005 would have been adjusted to the following pro forma amounts:

                                             Three Months              Six Months
                                        Ended October 31, 2005   Ended October 31, 2005
                                        ----------------------   ----------------------
Net loss, as reported                        $  (237,342)             $  (499,473)

Compensation cost under fair value-
  based accounting method, net of tax           (123,250)                (246,500)
                                             -----------              -----------
Net loss, pro forma                             (360,592)                (745,973)

Net loss per common share - Basis and
  Diluted
    As reported                              $     (0.01)             $     (0.01)
    Pro forma                                $     (0.01)             $     (0.02)
                                             -----------              -----------
Weighted average shares                       42,336,696               42,312,511
                                             -----------              -----------

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three and six months ended October 31, 2005 using the Black-Scholes option-pricing model:

                                                  2005
                                                  ----
                          Expected life (years)    10
                          Interest rate           3.0%
                          Volatility              100%
                          Dividend yield            0%

      (d) Research & Development Costs

      Expensing of Research & Development Costs. Research and Development is expensed as incurred.

NOTE 2 LIQUIDITY/GOING CONCERN

      The Company has accumulated losses through October 31, 2006 amounting to $5,990,893 has minimal assets, and has a net working capital deficiency at October 31, 2006 raising substantial doubt about the company's ability to continue as a going concern.

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

NOTE 4 ACQUISITIONS

      As per the Company's 8K filings during the period the Company has signed Heads of Terms agreements in relation to the acquisition of :

      o     eBanx (UK) Limited

      o     Centile Limited

      o     Saturn IQ plc

      As part of the terms of the agreement with eBanx, visionGATEWAY had to pay an initial deposit of GBP65,000 representing 10% of the agreed purchase price. The company is completing due diligence and such expenses have been included in the accounts. When due diligence is completed, the Company will move to completion of a Purchase Agreement.

      As part of the terms of the arrangement with Centile, visionGATEWAY agreed to a short term loan to Centile of euro 60,000. This is a short term loan repayable within 12 months. Currently the Centile acquisition is still undergoing due diligence.

      The Saturn IQ acquisition is also undergoing due diligence and a purchase agreement is expected to be completed before mid January 2007.

NOTE 5 ACCOUNTS PAYABLE

      Accounts payable has previously been presented in our accounts as one number. We are now showing separately that part of payables that represents amounts owing to executive management for unpaid salaries and expenses and then the balance of accounts payable.

NOTE 6 PRIOR PERIOD ADJUSTMENTS

      During the review of accounts for fiscal year 2006, the Company realized that the shares granted to a non-executive Director for the second quarter of fiscal year 2006 had not been accounted for in that quarter. However, they were reflected in the Company's 10KSB filing and are now shown separately for the October 2005 quarter.

      The company has adjusted the appropriate expense account and "additional paid in capital" for October 2005 quarter accordingly.

      The amended Accounts as at October 31, 2005 are as follows :

               Account            As originally stated    Restated
      -------------------------   --------------------   ----------
      Directors Expense/General
        and Administrative                 NIL           $   10,000
      Net Loss for Quarter              -$227,342         -$237,342

      And the amended Accounts for the six months to October 31, 2005 are as follows :

               Account            As originally stated    Restated
      -------------------------   --------------------   ----------
      Directors Expense/General
        and Administrative                 NIL           $   36,600
      Net Loss for six months           -$462,873         -$499,473

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

      * An NGN is the natural progression of the Internet from a simple file-sharing system to a means of delivering Triple Play (broadband, voice and media) applications. No other company yet offers a complete and comprehensive set of applications needed to build an NGN and also offers a set of value-added NGN applications to enterprise, business and residential customers.

The company has identified a number of products that it wishes to add to its product offering and that can either be acquired or licensed on a highly cost-effective basis. These products will substantially enhance the company's position as the one-stop shop for Next Generation Network software. They include:

      o     integrated encryption and digital rights management system

      o advanced TV Application Manager for IPTV and hybrid digital TV solutions

visionGATEWAY is continuing the building of a Global Distribution Network using its proprietary business model to grow sales through strategic partnerships - these include the Avnet Partner Solutions distributorships for United Kingdom, North America, and Australia/New Zealand, as well as joint solution distribution partnerships with Saturn IQ and NetIntelligence in the UK, Patriot Techcorp in the USA, and Centile in UK/France.

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

Number of employees and number of full time employees

As of October 31, 2006, the total number of employees of the Company is ten (10) full-time employees of which nine (9) were engaged in production and sales activities and one (1) was engaged in administrative operations. The Company also uses the services of numerous part-time employees or contract service employees in the areas of product development, accounting and sales functions. These numbers have begun increasing since April 30, 2006 after the slowdown last year as the company restructured its business strategies. Over the remainder of 2006 and early 2007 the Company anticipates that it will be increasing its full-time work force as needed to support its proposed global growth strategy, dependent on future sales prospects, the availability of capital and the outcome of proposed acquisitions.

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

The October quarter saw the company continue the execution of its updated business strategy in anticipation of new funding being finalized by end of the year. This resulted in a lift in expenditures compared to previous quarters. Apart from the requirement since May 1, 2006 to reflect the compensation expense for the granting and vesting of existing options ($246,500), much of the additional expenditure relates increased marketing with the release of new product versions, increased travel relating to the proposed acquisitions, and expenses associated with the funding and M&A activities that are underway.

The company is also reviewing its options from a marketing and investor relations perspective. From a sales and distribution perspective, the Company focused on growing our partnerships in the USA and UK with the focus on leveraging from its existing distribution arrangements as outlined below as well as promoting the company and product in key market segments. The company has also appointed key senior managers to help drive these opportunities in the USA and UK. A key focus from a development perspective has been the completion of the key phases of INTERScepter Version 3. This has seen the release of the INTERScepter Home/SOHO and Enterprise "appliance" versions which are being presented to distributors and communications systems manufacturers for OEM opportunities. The quarter also saw the introduction of new products through third party partnerships, focused on internet/email security and compliance, and more recently Voice over IP (VoIP).

During the quarter, the Directors noted and accepted the resignation of Mr. Alan Boyd as Director effective 26 September, 2006.

The Directors also noted that, as part of the completion of the Saturn IQ acquisition towards end December, that two new Directors will be appointed at that time - Mr. Ken Edmonds and Mr. Robert McFarland, currently the CEO and COO respectively of Saturn IQ.

Plan of Operation

Synopsis of Business Strategy and Status

visionGATEWAY, Inc. (VGWA) is continuing to execute on its updated business plan. The Company's plan combines organic growth and acquisitions creating greater opportunity for revenue and sales growth through an enhanced corporate and solution package :

      o The company has released the new "appliance" version of INTERScepter for enterprise and SMB markets - shipments begin in December;

      o The company has released the new "solution on a chip" box version of INTERScepter for Home and SOHO (Small Office Home Office) markets - OEM arrangements are under negotiation;

      o The company is gaining clients and sales plus new products/services through acquisitions;

      o The company has added additional synergistic products in secure mail and secure data sharing, internet security, encryption technologies and VoIP;

      o The company has expanded market coverage to UK and South Africa as part of our Global Distribution Network;

      o the Saturn IQ acquisition in the UK will bring a portfolio of revenue generating clients. It is predicted that the immediate sales opportunities can be converted to revenue of an estimated (pound)500,000 over the next six months;

      o The company has commenced our strategic move into China, and particularly the VoIP market there.

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

Since early 2006, the Company has focused on arranging major funding that will enable it to take full advantage of the platform that has been built through its product development and global distribution channels. This funding will be used to drive sales in global markets with a key focus on the U.S. and UK. It also enables the Company to focus on some new product initiatives that are aligned to market needs and sales potential.

In the twelve months ended October 2006, with a cutback in activities, visionGATEWAY has been able to acquire investment and loan funds for working capital of approximately US$750,000 from existing and new investors. This has enabled us to pay key operational expenses in Australia and USA, as well as travel and marketing expenses related to the development of distribution, M&A and investor efforts in U.S., UK and Australia/New Zealand.

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

The Company has consequently revised its funding strategy moving forward. The key elements of the suggested funding strategy as outlined below are clearly aligned to the updated Corporate Strategy outlined in this report. The company is seeking current round financing of up to US$10m to meet the key requirements of driving sales, particularly through the latest "appliance" version 3 of INTERScepter, through our strategic partnerships in the USA, UK, Europe, South Africa, Asia and Australia/New Zealand, as well as providing additional working capital for specific revenue related development projects, and to facilitate the completion of the acquisitions that are currently underway.

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

      The acquisition is expected to be completed during December, after which time Saturn IQ will become a wholly owned subsidiary of visionGATEWAY.

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

      In April, VGWA announced the signing of a Heads of Terms with eBanx (UK) Limited relating to the acquisition of the business of eBanx by visionGATEWAY, Inc. In order to meet its strategic growth opportunities in the VoIP market, specifically in China, visionGATEWAY is finalising contractual agreements to complete the acquisition of eBanx, whereby eBanx will become a wholly owned subsidiary of visionGATEWAY, Inc.

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

INTERScepter@Home and for SOHO markets

      o     Single box solution and "Solution on a Chip" for routers/modems

      o     Home Worker uplink to head office enterprise version

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

INTERScepter can also be integrated into Bundled Solutions

      o     Secure VoIP

      o iNTERNET TRACKER - INTERScepter plus Billing Solution for Higher Education market

      o     Teleport Vision - Internet based security camera control solution

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

Product Variations

  INTERScepter@Home        Basic hardware device with internal control and
                           statistical information.

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

New Solutions - INTERScepter v3 Appliance

visionGATEWAY announced the release of the new "Appliance" version of its core "INTERScepter(TM)" product for Enterprise and Small Medium Business markets in November.

The company is launching a special sales drive with the latest "appliance" version 3 of INTERScepter, through our strategic partnerships in the USA, UK, Europe, South Africa, Asia and Australia/New Zealand. 50 appliances are under order to meet demand over the next few months. This latest INTERScepter "appliance" version has already been implemented at visionGATEWAY's long term clients in Australia. One of these in the Higher Education sector has their IT systems managed by Unisys who have provided accreditation for the new version. Other installations are being arranged for new client sites in UK and USA. visionGATEWAY has made arrangements with hardware vendors and distributors for the immediate provision of "appliance" servers for the new INTERScepter version to meet the opportunities in our global sales regions that are starting in December.

INTERScepter Version 3.0 - Key Elements

The third iteration of the INTERScepter product was designed to not only address specific improvements from the previous release, but the product also provides greater scalability over a wide range of usage scenarios - from installations with less than 5 workstations up to large corporate or educational institutions with tens of thousands of workstations.

The key design achievements for INTERScepter 3.0 are:

      o INTERScepter and all related products are to be distributed as 'appliance' solutions;

      o INTERScepter 3.0 has a scaled down variation that can run on devices such as small wireless routers for the @Home product;

      o All applications run as an 'all in one' solution with no dependencies on third party software products. This reduces the overall cost of the application to clients. INTERScepter provides a built in database server and the web based management interface is provided by the HTTP server built in to the application framework. Support for external databases can be provided as additional modules supporting the most common enterprise level database servers (such as DB2, Microsoft SQL Server and Oracle). The built in database is capable of providing historical storage of a period of years even for sites with thousands of workstations;

      o The networking model has been completely redesigned so that there are no longer any external network configuration changes required to operate the device - installation is as simple as assigning an IP address to the management port and plugging the cables in. The device is simply plugged in on the internal network side of the firewall. The device which runs Version 3.0 includes a redundant network connection that can be immediately switched to a 'pass through' mode to disable the operation of INTERScepter. This operation happens automatically in the case of software or hardware failure;

      o     Updates to the system are automatic.

In addition to the changes in the platform that INTERScepter runs on there are a number of improvements made to the application itself. These are:

      o The management interface provides finer grained security and a more intuitive interface. This allows delegation of authority from section managers down to line managers ensuring that each person can only access the data they need to access without endangering privacy.

      o INTERScepter 3.0 provides a protocol analyser framework that allows additional information in the contents of the protocol (for example VoIP SIP) to be extracted and used as a basis of filtering or in the contents of reports. The most obvious use for this is providing caller ID functionality for VOIP traffic. In addition to seeing how much data was transferred during a call the VOIP protocol, analyser also shows both the called and calling party, the duration of the call and the VOIP provider used to facilitate the call. The INTERScepter VoIP Module is also available separately and can be integrated with VoIP Application servers.

      o The INTERScepter application exports functionality through a secure remote procedure call interface that can be invoked from any commonly used programming language. As well as allowing the development of in house integration modules this also simplifies the process of building adaptors to allow INTERScepter to work with existing complementary applications already in the marketplace (such as financial applications and content filters).

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

            o     Specific Sales Potential Overview - UK

The team of APS and VGWA has reviewed the potential opportunities, both against market potential and against the performance of channel partners. It is believed that some of the best initial market focus is in the following sectors :

o Higher Education - a traditional market for INTERScepter with significant benefits. It should be noted that while the opportunities in this sector are large, there is often long lead times. ocf plc, one of the reseller partners already signed with visionGATEWAY has a major presence in this sector through all variations of its Research organization clients.

o Financial Services - this sector has major needs to resolve issues related to compliance and productivity that involve internet usage.

o Technology - employees in this industry segment are very high internet users and productivity is adversely affected as a result. This industry is also moving towards establishing a larger percentage of home workers who need to be monitored and controlled to ensure performance levels are being met.

o SMB - the small business market sector is in need of business solutions that can have an immediate impact on improving their bottom line. They are usually low on internal technical resources to establish these type of solutions and as a result provide a significant opportunity to channels.

o Local Government - productivity and risk management are key issues, however sales lead times can be lengthy.

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

                           Part II--OTHER INFORMATION

Item 1. Legal Proceedings

At October 31, 2006 there were no material legal proceedings pending against the Company and to the knowledge of management, no federal, state or local governmental agency is presently contemplating any such proceedings against the Company or any of its affiliates.

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

----------
(1) Incorporated by reference to 8-K12G3 filed with the Securities and Exchange Commission on April 7, 2004.

(2) Incorporated by reference to 10-SB filed with the Securities and Exchange Commission on April 28, 2000.

(3) Incorporated by reference to 10-KSB filed with the Securities and Exchange Commission on August 19, 2004.

      (b)   Reports on Form 8-K

We have furnished to the SEC no reports on Form 8-K during the quarter ended October 31, 2006.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VISIONGATEWAY, INC.


                                        By: /s/ Michael F. Emerson
                                            ------------------------------------
                                            Michael F. Emerson
                                            Chief Executive Officer

Date: December 19, 2006