Form 10QSB
period 2007-01-31
VISIONGATEWAY INC
filed 2007-03-26
CIK 1112902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED January 31, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number 0-30499

                                 ---------------

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

      As of January 31, 2007 there were 43,126,393 shares of the registrant's common stock outstanding.

      Transitional Small Business Disclosure Format. Yes |_|. No |X|.

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No

                               VISIONGATEWAY, INC.

                                   FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007



                                      INDEX

--------------------------------------------------------------------------------
                        PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 1.  Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         Condensed Consolidated Balance Sheet at January 31, 2007
         (unaudited)...............                                            3
--------------------------------------------------------------------------------
         Condensed Consolidated Statements of Operations (unaudited),......... 4
-------------------------------------------------------------------------------
         Condensed Consolidated Statements of Cash Flows (unaudited)...........6
-------------------------------------------------------------------------------
         Notes to Condensed Consolidated Financial Statements (unaudited)......7
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 2.  Management's Discussion and Analysis or Plan of Operations...........10
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 3.  Controls and Procedures..............................................24
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 1.  Legal Proceedings....................................................25
--------------------------------------------------------------------------------
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........25
--------------------------------------------------------------------------------
Item 3.  Defaults Upon Senior Securities......................................25
--------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders..................25
--------------------------------------------------------------------------------
Item 5.  Other Information....................................................25
--------------------------------------------------------------------------------
Item 6.  Exhibits and Reports on Form 8-K.....................................26
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
 [A Development Stage Company]
Condensed Consolidated Balance Sheet
January 31, 2007
Unaudited

ASSETS
Assets
   Current Assets
     Cash                                                      $        17,190
     Deposits                                                          125,040
     Loans to third parties                                             88,279
                                                               ---------------
          Total current assets                                         230,509
      Equipment & Property (net)                                        15,599
                                                               ---------------
Total Assets                                                   $       246,108
                                                               ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Current Liabilities:
  Accounts payable                                             $       344,166
  Deferred Management Salaries & Expenses                            1,154,353
  Accrued liabilities                                                  476,689
  Short Term Note Payable                                              496,467
  Related party payable                                              1,863,190
                                                               ---------------
Total Liabilities                                              $     4,334,865

Stockholders' Deficit:
  Preferred Stock - 10,000,000 shares authorized,
   $.10 par value per share, Nil outstanding                                 0
  Capital Stock - 75,000,000 shares authorized having a
   par value of $.004 per share; 43,126,393 shares issued
   and outstanding                                                     172,506
  Additional paid-in capital                                         2,167,127
  Deficit accumulated during the development stage                  -6,414,196
  Accumulated foreign currency translation adjustment                  -14,194
                                                               ---------------
Total Stockholders' Deficit                                         -4,088,757
                                                               ---------------
Total Liabilities and Stockholders' Deficit                    $       246,108
                                                               ===============

visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
 [A Development Stage Company]
Condensed Consolidated Statements of Operations

For the Three Month Periods Ended January 31, 2007 & 2006

                                                          3 mths ended      3 mths ended
                                                            January 31        January 31
                                                                  2007              2006
                                                             Unaudited         Unaudited
                                                       ---------------   ---------------
Revenues                                               $             0   $             0

Research & development                                          87,795            45,200
General & administrative expenses                              335,509           109,191
                                                       ---------------   ---------------

Operating loss                                                -423,304          -154,391

                                                       ---------------   ---------------
Net Loss Before Income Taxes                                  -423,304          -154,391

Current Year Provision for Income Taxes                              0                 0
                                                       ---------------   ---------------

Net Loss                                                     -$423,304         -$154,391
                                                       ===============   ===============
Other Comprehensive Income
   Unrealized gain(loss) on foreign
     Currency translation (net of tax)                           1,442            -1,137
                                                       ---------------   ---------------
                                                              -421,862          -155,528
                                                       ===============   ===============
Loss Per Share - basic and diluted                              -$0.01            -$0.01
                                                       ===============   ===============


Weighted Average Shares Outstanding                         43,126,393        42,343,218
                                                       ===============   ===============


visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
 [A Development Stage Company]
Condensed Consolidated Statements of Operations
For the Nine Month Periods Ended January 31, 2007 & 2006, and for the Period from Reactivation [November 30, 2001] through January 31, 2007

                                                    9 mths ended      9 mths ended      Reactivation
                                                      January 31        January 31           through
                                                            2007              2006   January 31, 2007
                                                       Unaudited         Unaudited         Unaudited
                                                 ---------------   ---------------   ---------------
Revenues                                         $         1,950   $             0   $        55,356

Research & development                                   253,363           172,203         1,197,053
General & administrative expenses                      1,233,866           481,661         5,272,499
                                                 ---------------   ---------------   ---------------

Operating loss                                        -1,485,279          -653,864        -6,414,196

                                                 ---------------   ---------------   ---------------
Net Loss Before Income Taxes                          -1,485,279          -653,864        -6,414,196

Current Year Provision for Income Taxes                        0                 0                 0
                                                 ---------------   ---------------   ---------------

Net Loss                                             -$1,485,279         -$653,864       -$6,414,196
                                                 ===============   ===============   ===============
Other Comprehensive Income
   Unrealized gain(loss) on foreign
     Currency translation (net of tax)                    -5,679               324           -14,194
                                                 ---------------   ---------------   ---------------
                                                      -1,490,958          -653,540        -6,428,390
                                                 ===============   ===============   ===============
Loss Per Share - basic and diluted                        -$0.03            -$0.02            -$0.17
                                                 ===============   ===============   ===============


Weighted Average Shares Outstanding                   43,083,027        42,322,747        37,085,404
                                                 ===============   ===============   ===============


visionGATEWAY, Inc.
[A Development Stage Company]
Condensed Consolidated Statements of Cash Flows
For the nine months Ended January 31, 2007 & 2006, and for the Period from Reactivation [November 30, 2001] through January 31, 2007

                                                                 9 Months           9 Months         Reactivation
                                                                   Ended              Ended             through
                                                              January 31, 2007   January 31, 2006   January 31, 2007
                                                                 Unaudited          Unaudited          Unaudited
                                                              ----------------   ----------------   ----------------

Cash Flows from Operating Activities
Net Loss                                                           -$1,485,279          -$653,864         -6,414,196
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                       9,239              8,019             59,050
     Stock issued for services                                          92,500             26,600            862,074
     Stock based compensation                                          373,750             10,000            512,350
     Change in current assets                                         -213,320              4,261           -213,320
     Increase in current liabilities                                   489,411            293,311          2,216,487
                                                              ----------------   ----------------   ----------------
Net Cash Used for Operating Activities                                 733,699            311,673          2,977,555

Cash Flows from Investing Activities
    Purchase of property                                               -11,104                  0            -72,680

Cash Flows from Financing Activities
    Proceeds from borrowing                                            764,260            319,148          2,361,463
    Additional paid in Capital                                               0                  0            720,156
                                                              ----------------   ----------------   ----------------
Net Cash Provided by Financing Activities                              764,260            319,148          3,081,619


    Effect Of Exchange Rate on cash and cash Equivalents                -5,679                323            -14,194

Net Increase/(Decrease) in Cash                                         13,778              7,798             17,190

Beginning Cash Balance                                                   3,412                143                  0
                                                              ----------------   ----------------   ----------------

Ending Cash Balance                                                     17,190              7,941             17,190
                                                              ================   ================   ================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                               7,269              9,562             32,712
  Cash paid during the period for income taxes                               0                  0                  0

Supplemental Disclosure of Non-Cash Financing Activities:
 Stock issued to relinquish debt                                             0                  0            244,486


                               visionGATEWAY, Inc.
                          [A Development Stage Company]
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                January 31, 2007

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

      The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies:

      (b) Interim financial statements

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of January 31, 2007 and 2006. There has not been any change in the significant accounting policies of visionGATEWAY, Inc. for the periods presented. The results of operations for the nine months ended January 31, 2007 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006 filed with the Securities and Exchange Commission (the "SEC").

      (c) Stock based compensation

      On May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," using the modified prospective method. Consequently, for the three and nine months ended January 31, 2007, the Company's results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plans during the three and nine months ended January 31, 2007 and the unvested portion of previous stock option grants which vested during the three and nine months ended January 31, 2007. The amount recognized in the financial statements related to stock-based compensation was $123,250 and $373,750 for the three and nine months ended January 31, 2007, respectively.


      Prior to the first quarter of fiscal year 2007, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the three months ended January 31, 2006 would have been adjusted to the following pro forma amounts:

----------------------------------------------- ------------------------ -------------------------
                                                      Three Months              Nine Months
                                                 Ended January 31, 2006   Ended January 31, 2006
----------------------------------------------- ------------------------ -------------------------
Net loss, as reported                                  $(154,391)               $(653,864)

Compensation cost under fair value- based               (123,250)                (369,750)
                                                        ---------                ---------
accounting method, net of tax

Net loss, pro forma                                     (277,641)               (1,023,614)

Net loss per common share - Basis and Diluted
         As reported                                     $(0.01)                  $(0.02)
         Pro forma                                       $(0.01)                  $(0.02)
----------------------------------------------- ------------------------ -------------------------
Weighted average shares                                42,343,218               42,322,747
----------------------------------------------- ------------------------ -------------------------


      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three and nine months ended January 31, 2006 using the Black-Scholes option-pricing model:

                                                     2006
                 Expected life (years)                10
                 Interest rate                       3.0%
                 Volatility                          100%
                 Dividend yield                        0%

      (d) Research & Development Costs

      Expensing of Research & Development Costs. Research and Development is expensed as incurred.


NOTE 2 LIQUIDITY/GOING CONCERN

      The Company has accumulated losses through January 31, 2007 amounting to $6,414,196 has minimal assets, and has a net working capital deficiency at January 31, 2007 raising substantial doubt about the company's ability to continue as a going concern.

      Management plans include continued development of its planned principal operations and seeking capital either through a private placement or public offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Fund raising is underway through Aspen Capital Partners Limited the Company's major shareholder in Australia. A major fund raising is nearing completion with investment banking groups in Australia.


NOTE 3 ACQUISITIONS

      As per the Company's 8K filings during prior periods the Company has signed Heads of Terms agreements in relation to the acquisition of :

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

      The Saturn IQ acquisition is also undergoing due diligence and a purchase agreement is now expected to be completed before mid April 2007.

NOTE 4 ACCOUNTS PAYABLE

      Accounts payable has previously been presented in our accounts as one number. We are now showing separately that part of payables that represents amounts owing to executive management for unpaid salaries and expenses and then the balance of accounts payable.

NOTE 5 PRIOR PERIOD ADJUSTMENTS

      During the review of accounts for fiscal year 2006, the Company realized that the shares granted to a non-executive Director for the first and second quarters of fiscal year 2006 had not been accounted for in those quarters. However, they were reflected in the Company's 10KSB filing and are now shown separately for the nine months to end January 2006 quarter.

      The company adjusted the appropriate expense account and "additional paid in capital" for the July 2006 and October 2006 quarters accordingly.

      The amended Accounts for the nine months to January 31, 2006 are as follows :

Account                                        As originally stated    Restated
--------------------------------------------   --------------------   ---------
Directors Expense/General and Administrative            NIL            $ 36,600
Net Loss for nine months                             -$617,264        -$653,864

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

The company provides an extensible platform of software components to power the `Next Generation Network' (NGN). These components currently include:

  *       Internet Resource Management & Control
  *       Secure Mail & Secure Data Sharing
  *       Voice over IP

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

There are other competitors in the market as well, however, they mainly supply the home market for parental control of the Internet. Some other products are hardware based and cover the aspect of INTERScepter (TM) that controls bandwidth usage. In the Company's opinion, no other product has the same total coverage as INTERScepter (TM) .

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

The Company has registered product trade marks, trade names and logos in Australia and is now in the process of registering these items in the U.S. and Europe. The Company is dependent on its trademark for INTERScepter (TM) to distinguish its software from other products in the market and to create a market identity for its product. Patents are under consideration for version 3 of INTERScepter (TM) .

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

Number of employees and number of full time employees

As of January 31, 2007, the total number of employees of the Company is ten (10) full-time employees of which nine (9) were engaged in production and sales activities and one (1) was engaged in administrative operations. The Company also uses the services of numerous part-time employees or contract service employees in the areas of product development, accounting and sales functions. These numbers have begun increasing since April 30, 2006 after the slowdown last year as the company restructured its business strategies. During 2007 the Company anticipates that it will be increasing its full-time work force as needed to support its proposed global growth strategy, dependent on future sales prospects, the availability of capital and the outcome of proposed acquisitions.

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

The January quarter saw the company continue the execution of its updated business strategy in anticipation of new funding being finalized by early 2007. This resulted in a lift in expenditures compared to previous quarters. Apart from the requirement since May 1, 2006 to reflect the compensation expense for the granting and vesting of existing options ($123,250 for the quarter), much of the additional expenditure relates increased marketing with the release of new product versions, increased travel relating to the proposed acquisitions, and expenses associated with the funding and M&A activities that are underway. We also began increasing staffing levels to prepare for the full launch of version 3 of INTERScepter. The company is also reviewing its options from a marketing and investor relations perspective. From a sales and distribution perspective, the Company focused on growing our partnerships in the USA and UK with the focus on leveraging from its existing distribution arrangements as outlined below as well as promoting the company and product in key market segments. The company has also appointed key senior managers to help drive these opportunities in the USA and UK. A key focus from a development perspective has been the completion of the key phases of INTERScepter Version 3. This has seen the release of the INTERScepter Home/SOHO and Enterprise "appliance" versions which are being presented to distributors and communications systems manufacturers for OEM opportunities. The quarter also saw the introduction of new products through third party partnerships, focused on internet/email security and compliance, and more recently Voice over IP (VoIP).

The Directors also noted that, the due diligence was continuing in relation to the proposed acquisitions. It is considered likely that the first of these will be completed in the next quarter.


Plan of Operation

Synopsis of Business Strategy and Status

visionGATEWAY, Inc. (VGWA) is continuing to execute on its updated business plan. The Company's plan combines organic growth and acquisitions creating greater opportunity for revenue and sales growth through an enhanced corporate and solution package :

      >> The company has released the new "appliance" version of INTERScepter for enterprise and SMB markets;
      >> The company has released the new "solution on a chip" box version of INTERScepter for Home and SOHO (Small Office Home Office) markets - OEM arrangements are under negotiation;
      >> The company is gaining clients and sales plus new products/services through acquisitions;
      >> The company has added additional synergistic products in secure mail and secure data sharing, internet security, encryption technologies and VoIP;
      >> The company has expanded market coverage to UK and South Africa as part of our Global Distribution Network;
      >> the Saturn IQ acquisition in the UK will bring a portfolio of revenue generating clients. It is predicted that the immediate sales opportunities can be converted to revenue of an estimated (pound)500,000 over the first six months after completion of the acquisition;
      >> The company has commenced our strategic move into China, and particularly the VoIP market there.

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

Funding

The visionGATEWAY business over the last two years has focused on product development and building its market positioning, presence and global distribution channels. In the last twelve months, the key aspects of expenditure have been:

      |_| Building distribution and reseller networks and validating product acceptance in USA, UK, Australia and New Zealand;
      |_| Finding and evaluating synergistic 3rd party products to bring to the distribution mix;
      |_| Development of INTERScepter version 2 with significant enhancements in functionality and a new underlying platform in Linux for the iGateway component of the product; and
      |_| Development of INTERScepter version 3 to address the Home and SOHO markets.
      |_| Development of INTERScepter version 3 single box "appliance" capability.

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

In the twelve months ended January 2007, with a cutback in activities, visionGATEWAY has been able to acquire investment and loan funds for working capital of approximately US$750,000 from existing and new investors. This has enabled us to pay key operational expenses in Australia and USA, as well as travel and marketing expenses related to the development of distribution, M&A and investor efforts in U.S., UK and Australia/New Zealand.

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

Saturn IQ Acquisition

In July, 2006, visionGATEWAY announced the signing of a Heads of Terms to acquire Saturn IQ and its innovative super fast encryption and media protection technology. The transaction will, for the first time, bring together management of internet resources, delivery of media, messages and VoIP and cutting-edge protection technologies in a unique combined offering to the global IT and Telecom markets. The acquisition adds both revenue-generating customers and a specialized security component to visionGATEWAY's expanding product suite.

The acquisition is expected to be completed during April 2007, after which time Saturn IQ will become a wholly owned subsidiary of visionGATEWAY.

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

During 2006, VGWA announced the signing of a Heads of Terms with eBanx (UK) Limited relating to the acquisition of the business of eBanx by visionGATEWAY, Inc. In order to meet its strategic growth opportunities in the VoIP market, specifically in China, visionGATEWAY is finalising contractual agreements to complete the acquisition of eBanx, whereby eBanx will become a wholly owned subsidiary of visionGATEWAY, Inc.

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

INTERScepter@Home and for SOHO markets

      -     Single box solution and "Solution on a Chip" for routers/modems

      -     Home Worker uplink to head office enterprise version

      These include modules provided by visionGATEWAY as well as specialist modules from third parties such as :

      |_| Whole of network traffic monitoring, analysis and performance improvement tools;

      |_| Facilities to monitor, control and charge Internet traffic over mobile telephony (including PDA's with phones);

      |_| Facilities to monitor, control and charge VOIP traffic (an INTERScepter (TM) VoIP Control module is now available);

      |_|   Specialist security and content review modules as "plug-ins"; and

      |_|   Process improvement tools e.g. video conferencing.

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

The technology of INTERScepter enables visionGATEWAY to build and leverage a number of strategic technology alliances. These can be categorized as follows :

|_|   Core components
      |X|   Linux operating system
      |X|   Database systems - MS, IBM, Oracle, etc
      |X|   Client workstations - MS, Linux/Novell, Apple
      |X|   User Authentication - MS, Novell, etc

|_|   Hardware/Networking
      |X|   Server Appliances - IBM, Intel, HP, Tyan
      |X|   Wi-Fi - various technology and solution providers

|_|   Specialist devices
      |X|   IP based video conferencing
      |X|   IP based Security cameras
      |X|   Voice Over IP (VOIP)

|_|   Specialist software plug-ins
      |X|   Filters
      |X|   Whole of network bandwidth management
      |X|   Spam management
      |X|   E-mail content checking
      |X|   IM content checking

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

Product Variations


------------------------------------- ------------------------------------------------------------------------------------
   INTERScepter@Home                     Basic hardware device with internal control and statistical information.
------------------------------------- ------------------------------------------------------------------------------------
                                         INTERScepter@Home  Plus is an external  application  that  captures data from a
   INTERScepter@Home Plus                INTERScepter@Home   enabled   device  and  provides  more  detailed  long  term
                                         logging.  The application is installed on a Microsoft  Windows  computer on the internal network to which extended  logging  information is dumped and reported
                                         on. The Plus  application  is to be sold as an add-on through retail outlets or by direct download from  visiongateway.net  web site. Suitable for environments where  the  users  require  more  detailed  logging  information  and  have the resources and knowledge to install and configure.
------------------------------------- ------------------------------------------------------------------------------------
   INTERScepter@Home ISP                 This  variation   offers  a  "Value  Added  Service"  to  an  Internet  Service
                                         Provider.  As  customers  sign on for an  ADSL/Cable  service they are supplied with an  INTERScepter@Home  configured  device which is configured to log usage information  to a central  database  managed  by the ISP.  This  service  maybe charged by the ISP to the  customer as an  additional  charge.  The customer is then able to report upon their  internet  usage via a  management  interface on the ISPs web  site.  This  variation  is an  extension  of the  +Pack  solution suitable  for  environments  where  the users  require  more  detailed  logging information  but do not have the resources  and knowledge to manage  internally as in the Plus model.
------------------------------------- ------------------------------------------------------------------------------------

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

The company is launching a special sales drive with the latest "appliance" version 3 of INTERScepter, through our strategic partnerships in the USA, UK, Europe, South Africa, Asia and Australia/New Zealand. 50 appliances are under order to meet demand over the next few months. This latest INTERScepter "appliance" version has already been implemented at visionGATEWAY's long term clients in Australia. One of these in the Higher Education sector has their IT systems managed by Unisys who have provided accreditation for the new version. Other installations are being arranged for new client sites in UK and USA. visionGATEWAY has made arrangements with hardware vendors and distributors for the immediate provision of "appliance" servers for the new INTERScepter version to meet the opportunities in our global sales regions that are starting in March/April.

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

The key design achievements for INTERScepter 3.0 are:
      o INTERScepter and all related products are to be distributed as `appliance' solutions;
      o INTERScepter 3.0 has a scaled down variation that can run on devices such as small wireless routers for the @Home product;
      o     All   applications   run  as  an  `all  in  one'  solution  with  no
            dependencies on third party software products. This reduces the overall cost of the application to clients. INTERScepter provides a built in database server and the web based management interface is provided by the HTTP server built in to the application framework. Support for external databases can be provided as additional modules supporting the most common enterprise level database servers (such as DB2, Microsoft SQL Server and Oracle). The built in database is capable of providing historical storage of a period of years even for sites with thousands of workstations;
      o The networking model has been completely redesigned so that there are no longer any external network configuration changes required to operate the device - installation is as simple as assigning an IP address to the management port and plugging the cables in. The device is simply plugged in on the internal network side of the firewall. The device which runs Version 3.0 includes a redundant network connection that can be immediately switched to a `pass through' mode to disable the operation of INTERScepter. This operation happens automatically in the case of software or hardware failure;
      o     Updates to the system are automatic.

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

Distribution, Marketing & Sales

      *     Current Situation

INTERScepter is currently installed in 35 sites covering over 5,000 workstations and 50,000 users. The Company's focus over 2006 and early 2007 has been to continue to prove the market potential of the product (particularly in the USA and UK), consolidate case studies of the business value of the product, and to continue building the distribution and support channels.

In addition the  arrangements  to add new 3rd party  products  have provided new
opportunities   for  cross-selling  of  products  into  specific  target  market segments.

In conjunction with new funding the Company will begin scaling up its resources to meet the demands of the distribution solutions and channels. The approach is twofold:

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

            *     Avnet Partner Solutions and visionGATEWAY

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

            *     Specific Sales Potential Overview - UK

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

            *     OEM Business Opportunity

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

                           Part II--OTHER INFORMATION


Item 1. Legal Proceedings

At January 31, 2007 there were no material legal proceedings pending against the Company and to the knowledge of management, no federal, state or local governmental agency is presently contemplating any such proceedings against the Company or any of its affiliates.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

      (a).  Exhibits

2.1(1) Agreement and Plan of Reorganization, dated February 27, 2004, by and among Chiropractic, Vision Nv, and the stockholders of Vision Nv.
2.2(1) Addendum to the Agreement and Plan of Reorganization, dated February 27, 2004.
3.1(2)  Articles of Incorporation
3.2(2)  Bylaws of Chiropractic 21 International , Inc.
3.3(2) Certificate of Amendment to Articles of Incorporation dated September 23, 1970.
3.4(2) Certificate of Amendment to Articles of Incorporation dated October 29, 1970.
3.5(2) Certificate of Amendment to Articles of Incorporation dated October 6, 1972.
3.6(2) Certificate of Amendment to Articles of Incorporation dated November 4, 1980.
3.7(2)  Certificate of Amendment to Articles of Incorporation dated July 15,
        1983.
3.8(2) Certificate of Amendment to Articles of Incorporation dated December 29, 1999.
10.1(3) Lease, dated February 15, 2004 by and between vision Gateway Pty Ltd and
        Masinello Holdings Pty Ltd.
10.2(3) HQ Global Workplaces Virtual Office Program Service Agreement, dated
        December 1, 2003 by and between the visionGATEWAY, Inc. and HQ Global Workplaces, Inc.
10.3(3) Buy/Sell Agreement, dated May 14, 2004, by and between visionGATEWAY,
        Inc. and AVNET, INC.
10.4(3) Letter Agreement regarding Management Services by and between
        visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.
10.5(3) Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.
10.6(3) Letter Agreement regarding Employment of Michael Emerson by and between
        visionGATEWAY, Inc., Michael Emerson and MICEL Pty Ltd.
10.7(3) Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and MICEL Pty Ltd.
24.1    Power of Attorney (see signature page)
31.1 Certification by Michael Emerson, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by Martin G. Wotton, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Michael Emerson, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by Martin G. Wotton, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
(1) Incorporated by reference to 8-K12G3 filed with the Securities and Exchange Commission on April 7, 2004.
(2) Incorporated by reference to 10-SB filed with the Securities and Exchange Commission on April 28, 2000. (3) Incorporated by reference to 10-KSB filed with the Securities and Exchange Commission on August 19, 2004.

      (b)   Reports on Form 8-K

We have furnished to the SEC no reports on Form 8-K during the quarter ended January 31, 2007.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                VISIONGATEWAY, INC.

                                                By: /s/ Michael F. Emerson
                                                    ----------------------------
                                                        Michael F. Emerson
                                                        Chief Executive Officer

Date: March 22, 2007