Form 10KSB
period 2007-04-30
VISIONGATEWAY INC
filed 2007-08-22
CIK 1112902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the Fiscal Year Ended April 30, 2007; OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 934 for the Transition Period From to

Commission file number 0-30499

VISIONGATEWAY, INC.
(Exact name of Registrant as specified in its charter)

Nevada	90-0015691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12707 High Bluff Drive, Suite 200, San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

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
Yes ☐. No ☒

The Company’s revenues for its most recent fiscal year: $1,950

The aggregate market value of the common stock of the Company held by non-affiliates of the Company on April 30, 2007 was $9,871,869.

The number of shares outstanding of the Company’s common stock, as of April 30, 2007, was 50,406,393.
Transitional Small Business Disclosure Format. Yes ☐. No ☒.

EXPLANATORY NOTE

This Form 10-KSB is complete and includes the Audited Financial Statements of the Registrant.

VISIONGATEWAY, INC.

FORM 10-KSB
FOR THE FINANCIAL YEAR ENDED APRIL 30, 2007

Forward-Looking Statements

Statements made in this Form 10-KSB, particularly in this section, which are not purely historical and statements preceded by, followed by or that include the words “may,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets,” or similar expressions, are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company.

Forward-looking statements involve inherent risks and uncertainties, and may be dependent upon important factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, either nationally, internationally or in the communities in which the Company conducts its business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, the Company’s ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, governmental, regulatory and technical factors affecting the Company’s operations, products, services and prices.

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

Vision Nv is the primary holding company for the software business now being conducted and described below. Vision Nv has two wholly owned subsidiaries, visionGATEWAY Pty Ltd an Australian corporation organized to distribute and market the products of Vision Nv and Software Innovisions Pty Ltd, also an Australian corporation, which was engaged in the development of business software and the developer of the INTERScepter ™ Internet Resource Management (“IRM”) software described below. These subsidiaries were acquired during the first half of 2002.

In May 2007, the Company completed the acquisition of Lagmore Limited of the United Kingdom, since renamed to visionGATEWAY Limited, and became visionGATEWAY’s London based European representation.

The information given below is presented as the business and operations of the Company as consolidated with Vision Nv and referred to as visionGATEWAY.

Description of Business

visionGATEWAY is a software development & distribution company with R&D group in Australia, distribution in USA, Europe, Australia/New Zealand and existing customers across three continents. Although total sales during its last two fiscal years were minimal, the Company considers itself in the commercialization stage of its development because of its focus on building its Distribution channels and markets for its products. In Fiscal 2008, the Company is actively commencing its sales growth.

The company provides an extensible platform of software components for Internet Resource Management & Security. These components currently include:

•	Holistic Internet Resource Management & Control

•	Enhanced security through special modules, including VoIP

•	Secure Mail & Secure Data Sharing

•	Voice over IP

•	IP-based e-Business, m-Commerce & Smart Card Solutions

The visionGATEWAY NG-Linux platform allows our Distributors and Partners to offer their enterprise, small-business and residential customers solutions to the day-to-day problems they face with internet usage - particularly with personal and business security, productivity loss, compliance.

visionGATEWAY’s specialist and proprietary technologies provide the framework business and government customers can use to implement secure IP-based applications with higher revenues, lower operating and management costs, and faster business development cycles.

The company has identified a number of products that it wishes to add to its product offering and that can either be acquired or licensed on a highly cost-effective basis. These products will substantially enhance the company’s position as the one-stop shop for the management of IP-based applications. They include:

•	integrated encryption and digital rights management system

•	advanced TV Application Manager for IPTV and hybrid digital TV solutions

The Company’s business model is to use outsourced sales channels and to offer meaningful margins to its channel partners. The value chain in the product also provides substantial service revenue opportunities to channel partners.

visionGATEWAY is continuing the building of a global distribution network to grow sales through strategic partnerships - these include:

•	Avnet Partner Solutions distributorships for United Kingdom, North America, and Australia/New Zealand;

•	Avnet Technology in UK for supply and support of the appliance systems for INTERScepter version 3;

•
American Portwell Technology, subsidiary of the large listed Taiwanese company Portwell Inc., who is supplying the appliance devices for INTERScepter version 3 for Enterprise, SMB and Home/SOHO clients;

•	QED Storage, the Managed Services Provider for USA and EMEA with initial sales expected at over $2m for the next 18 months.

visionGATEWAY has a core software product - “INTERScepter™”. It is an enterprise business solution that helps to improve company earnings by assisting organizations in understanding, managing and exploiting all aspects of Internet usage and valuable resources, including bandwidth, systems and employee productivity. INTERScepter puts the control of these business issues and costs in the hands of business managers not just the IT department. The INTERScepter™ solution empowers managers to effectively control, schedule and utilize costly Internet resources, while placing responsibility on users to self manage and modify their Internet usage behavior.

visionGATEWAY’s product innovation for its INTERScepter solution continued with the release of the Linux platform version, and now reaches a significant milestone with the release of a version for the Home/SOHO markets - INTERScepter SmartParent.

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

visionGATEWAY recognized a market opportunity for the development of software solutions to identify and redirect non-productive use of staff employees at work to profitable uses of their time and Internet availability, while maintaining security and privacy.

visionGATEWAY’s product innovation for its INTERScepter solution continued with the release of the Linux platform version in late 2004, and in early 2006 reached a significant milestone with the release of a version for the Home/SOHO markets, as well as providing many other technical and functional innovations that enhance saleability.

Initially designed as a prototype so it can be embedded onto ADSL/Cable Modems and Wired/Wireless routers, INTERScepter@Home is specifically targeted to the home, home office and small business market segments. Most importantly, it allows a “solution on a chip” to be OEM’d with communications systems manufacturers and communications bandwidth suppliers, particularly the ISP market. The focus has now expanded to provide “SmartParent”.

New synergistic products from 3rd parties are regularly being evaluated and contracts have been established for distribution in our regional markets for :

•
Saturn IQ - provided through an exclusive global licensing agreement - safe and secure email and document storage services available online and from your desktop using software and encryption components;

•
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

Although sales have been minimal to date, the Company has built an international presence. Its core software research and development team is based in Brisbane, Australia. The Company’s registered office is located in San Diego, California and a new branch office in the UK has been established. New sales opportunities are also being evaluated in Asia, as well as the United Kingdom. New distribution channels are being negotiated in Australia and New Zealand through various strategic partners as a result of the release of the latest NG platform for INTERScepter and the ability to sell as an “appliance”.

Sales and Marketing

Sales revenue has minimal over the last two years as the Company has built its distribution channels and also sought to prove the strength and viability of the product in various market regions and market segments. Additionally during FY 2007, as a result of market feedback, the company sought to complete version 3 of the INTERScepter product with a focus on :

•	Improving technical capabilities by using Linux as the core operating system platform

•	Enhancing scalability by providing a solution for the Home market

•	Improving installation flexibility by building a single system “appliance” version

The first two elements were completed during FY 2006 and FY 2007, while the third was nearing completion late in FY 2007.

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

The majority of the Company’s revenues will come from product licenses. As described above, the Company’s first product is the INTERScepter ™ software solution. It is sold through a network of distribution channels consisting of technology resellers and other distribution outlets, which the Company refers to as its “channel partners.” It provides measurable added value to resellers with only marginal overheads.

Pricing for the INTERScepter ™ is currently based around a License Pack followed by an ongoing Update Pack. The pricing is based on the number of workstations accessing the Internet rather than the number of users in an organization. Special pricing and bundling has been put together for the new Home product and for the specialist VoIP module.

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

Internet Resource Management (IRM) is the Company’s approach to helping organizations to understand how they and their employees are making use of internet resources. The feedback and controls provided by IRM allow organizations and individuals to understand what constitutes good and bad behavior. Managers, for the first time, are provided with the information and the tools to audit and enforce good behavior and individuals are provided with the feedback and controls they need to self-manage their use of expensive internet resources (and company time).

Using IRM, an organization can monitor and report usage, set and enforce usage policies, improve productivity and efficiency and assign costs or plan for future growth.

IRM offers a rapid Return on Investment (ROI) by improving how Internet resources are managed, utilized, and controlled. Most importantly, the massive time wasted as employees make private use of the internet at work can be measured, made highly visible and managed for the first time.

Competition

The Company does not believe that it has any direct competition with respect to its INTERScepter ™ software program and it is not aware of any competitor offering the same complete solution with the full elements of the software for sale.

The various Internet and network monitoring tools can be classified against an overall framework. Gaps exist between product capabilities and many products are clustered around similar functionality.

INTERScepter™ is different from other management tools. Its perspective is wider in a client sense. It sees all the resource categories as being connected while addressing a particular set of issues relating to Internet usage and policy. INTERScepter™ also provides a real-time reporting engine so that action can be taken to govern Internet access more effectively.

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

There are other competitors in the market as well, however, they mainly supply the home market for parental control of just some aspects of the Internet. Some other products are hardware based and cover the aspect of INTERScepter ™ that controls bandwidth usage. In the Company’s opinion, no other product has the same total coverage as INTERScepter ™ .

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

Sources and availability of raw materials and the names of principal suppliers

The Company is a producer of software and is not dependent on any one supplier for raw materials for its software products. The underlying technologies are built on publicly available components that are used in conjunction with other software products. Similarly, the Company’s software is able to be implemented across multiple hardware platforms from a number of vendors that have been approved by the Company.

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

The Company has registered product trade marks, trade names and logos in Australia and is now in the process of registering these items in the U.S. and Europe. The Company is dependent on its trademark for INTERScepter ™ to distinguish its software from other products in the market and to create a market identity for its product. Patents are under consideration for version 3 of INTERScepter ™ .

At the present time there are no patents in effect upon which the Company is dependent. There are also no concession agreements, franchises, licenses, royalty agreements or labor agreements in effect at this time.

The Company has subsequently, in May 2007, begun operating under an exclusive long term license agreement with Saturn IQ of the United Kingdom covering all of Saturn IQ’s intellectual property and specialist technology products. These products are additional to visionGATEWAY’s own INTERScepter product variations.

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

The estimated amount spent on research and development in the last two fiscal years is approximately $532,000. All of these expenses have been borne by the Company.

Costs and effects of compliance with environmental laws (federal state and local)

The Company has not had any significant cost or effect with respect to compliance with environmental laws, either in the U.S. or in Australia.

Number of employees and number of full time employees

As of April 30, 2007, the total number of employees of the Company is eight (8) full-time employees of which seven (7) were engaged in production and sales activities and one (1) was engaged in administrative operations. The Company also uses the services of numerous part-time employees or contract service employees in the areas of product development, accounting and sales functions. These numbers remained steady over the year to April 30, 2007 from the level of the previous year as the company restructured its business strategies and focused on completion of version 3 of INTERScepter. Over the remainder of 2007 and early 2008 the Company anticipates that it will be increasing its full-time work force as needed to support its proposed global growth strategy, dependent on future sales prospects, the availability of capital and the outcome of proposed acquisitions. Some of this has already occurred in the first quarter of fiscal 2008 with new staffing in Australia, and also the acquisition of Lagmore in the UK providing an additional six employees.

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

Item 2    Description of Property

All office space in the Company’s offices in the U.S. and Australia is leased. Each area has the ability for expansion of space required as the Company grows.

visionGATEWAY’s Australian office is:	The U.S. office is as follows:

Brisbane Office:	San Diego Office:
Level 1	12707 High Bluff Drive
132 Racecourse Road	Suite 200
Ascot, Queensland 4007	San Diego, California 92130

With the completion of the acquisition of Lagmore of the UK in May 2007, there will be addition of leased premises there at that time.

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

No matters were submitted to a vote of security holders during the year ended April 30, 2007.

Part II

Item 5     Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “VGWA.” Trading only commenced in 2004 for the combined entity of visionGATEWAY and Chiropractic 21 and, therefore, has been limited. Much of the stock was restricted during the first two years after the change to visionGATEWAY. As a result there is no meaningful history of transactions to date.

More active trading of the Company’s stock from late April 2007, early May 2007, as the Company began of the promotion of its new version 3 of its INTERScepter as that product began to be rolled out into the marketplace, the potential for revenues commencing before the end of the year.

Price Range of Common Stock

	High	Low
Fiscal 2007
First Quarter	$0.70	$0.41
Second Quarter	0.58	0.15
Third Quarter	0.25	0.17
Fourth Quarter	0.50	0.20

Fiscal 2006
First Quarter	$1.45	$0.85
Second Quarter	0.85	0.30
Third Quarter	0.79	0.21
Fourth Quarter	0.60	0.52

The number of record holders of the Company’s common stock as of April 30, 2007 is approximately 2,050 shareholders.

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

The Company has no profit sharing, bonus or stock option or bonus plans in effect as at end April 2007.

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

The April quarter saw the company continue the execution of its updated business strategy in anticipation of new funding being finalized by later in 2007. This resulted in a lift in expenditures compared to previous quarters. Apart from the requirement since May 1, 2006 to reflect the compensation expense for the granting and vesting of existing options ($123,250 for the quarter), and an interest expense of $800,000 against shareholders loans that was capitalized, much of the additional expenditure relates to increased marketing with the release of new product versions, increased travel relating to the proposed acquisitions, and expenses associated with the funding and M&A activities that are underway. We also began changes to staffing levels to prepare for the full launch of version 3 of INTERScepter. The company is also reviewing its options from a marketing and investor relations perspective. From a sales and distribution perspective, the Company focused on growing its partnerships in the USA and UK with the focus on leveraging from its existing distribution arrangements as well as promoting the company and product in key market segments. The company has also appointed key senior managers to help drive these opportunities in the USA, Australia and UK. A key focus from a development perspective has been the completion of the key phases of INTERScepter Version 3. This has seen the release of the INTERScepter Home/SOHO and Enterprise “appliance” versions which are being presented to distributors and communications systems manufacturers for OEM opportunities.

Plan of Operation

Synopsis of Business Strategy and Status

visionGATEWAY is continuing to execute on its updated business plan. The Company’s plan combines organic growth and acquisitions creating greater opportunity for revenue and sales growth through an enhanced corporate and solution package :

INTERScepter

•
The Company has released the new “appliance” version of INTERScepter for enterprise and SMB markets. Significant enhancements to INTERScepter version 3 have been made from both a technical and user interface perspective;

•
version 3 is being implemented at Moreton TAFE College in Queensland - long standing client of visionGATEWAY - Unisys who manage their networks is looking to expand the implementation of INTERScepter to other TAFE locations by the end of 2007 for one hundred thousand student users; this would equate to sale value over $800,000 per year when fully operational;

•	other installations are arranged for new client sites in Australia, as well as in UK and USA;

•
appliance hardware arrangements have been made for supply of fully specified appliance devices from Portwell of Taiwan and USA through distributors in Australia, USA and UK - Avnet - and their channel partners. Different appliance models are available for Enterprise and SMB level businesses at competitive price points;

•	shipments of these appliances began July within Australia, as well as to USA and UK;

•
following on from the “solution on a chip” box version of INTERScepter for Home and SOHO (Small Office Home Office) markets, the Company is to begin during its second fiscal quarter Community trials of “The Smart Parent for the Smart Home” providing full INTERScepter Home/SOHO capability;

Global Distribution & Sales Network

•
during the year, the Company gained a specialist Strategic Advisor in Tom Kielty of the USA who brings a strong technology background as well as a significant personal network into the Financial Services and Pharmaceutical industries - introductions have already been made to some of the largest global banks, to a number of sales channels, as well to funding sources;

•	the potential that has evolved from the organizations the Company has already had discussions and live demonstrations with is for 200,000 work stations over the next 12 months;

•	the Company now has regional sales management established for Australia, USA and UK;

•	the Company has expanded market coverage to UK and South Africa as part of our Global Distribution Network;

•	an online stealth marketing program is underway to achieve a rapid uptake and understanding of the benefits INTERScepter v3.0 delivers to the Company’s customers;

Partnerships, Acquisitions & New Products

•	the Company intends to gain clients and sales plus new products/services through acquisitions;

•	the Company has added additional synergistic products in e-commerce and point of sale payment solutions, secure mail and secure data sharing, internet security, encryption technologies and VoIP;

•
the exclusive licensing of Saturn IQ’s IP and technology from the UK will bring a portfolio of revenue generating clients. It is predicted that the immediate sales opportunities can be converted to revenue of an estimated $1,000,000 over the first nine months of the arrangement being implemented.

visionGATEWAY looks to provide, for the companies that it acquires, the ability to obtain the funding they require more cost effectively, strategic leadership and positioning plus enhanced (global) growth potential. VGWA’s objective for the long term is to grow a successful global technology company.

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

Funding

The visionGATEWAY business over the last two years has focused on product development and building its market positioning, presence and global distribution channels. In the last twelve months, the key aspects of expenditure have been:

•	Building distribution and reseller networks and validating product acceptance in USA, UK, Australia and New Zealand;

•	Finding and evaluating synergistic 3rd party products to bring to the distribution mix;

•	Development of INTERScepter version 3 with significant enhancements in functionality and a new underlying platform in Linux for the iGateway component of the product; and

•	Development of INTERScepter version to address the Home and SOHO markets.

•	Development of INTERScepter “appliance” capability.

During all of fiscal 2007, the Company has focused on arranging major funding that will enable it to take full advantage of the platform that has been built through its product development and global distribution channels. This funding will be used during fiscal 2008 to drive sales in global markets with a key focus on the U.S., Australia and UK. It also enables the Company to focus on some new product initiatives that are aligned to market needs and sales potential.

In the twelve months ended April 2007, with a reduced level of activities, visionGATEWAY has been able to acquire investment and loan funds for working capital of approximately US$1,103,000 from existing and new investors. This has enabled us to pay key operational expenses in Australia and USA, as well as travel and marketing expenses related to the development of distribution and investor efforts in U.S., UK and Australia/New Zealand.

In April 2006 visionGATEWAY announced that it had entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (“Cornell”). Under the agreement, Cornell would provide up to $15 million of funding that can be accessed at the Company’s discretion over a 24-month period by issuing common stock of the Company, pursuant to the conditions and limitations thereunder. Proceeds received by the Company would enable it to execute on its established sales growth strategy.

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

•
Initial funding requirement has been increased to US$10 million - additional requirement would be due to growth requirements in existing markets with the new and enhanced products(particularly the SmartParent), and the initial needs of proposed acquired companies.

•
Additional tranches of funding to total $20m in 2008 to be accelerated after initial acquisitions are completed to facilitate additional growth in new markets (particularly China, Japan and Korea), a move to a main board listing, and additional acquisitions.

Target Acquisitions

The Company believes these prospective transactions will add real value to the business in the future and that they create the clear emerging leader in our sector. As a combined Company, the business would have a broad product line and technology portfolio, enabling it to provide unparalleled products and support for its customers. In addition, the Company believes it will have an increased ability to address complementary high-growth markets.

As the Company’s markets continue their rapid growth, it expects that these markets will become more attractive to larger players. The combined forces of the companies VGWA bring together increase its abilities to face these competitive challenges by creating a more efficient and financially stronger company, and by increasing the value the Company brings to its customers.

Furthermore, by expanding the Company’s engineering capacity and broadening its technology portfolio, it will be able to accelerate the development of products for complementary markets. The Company’s competitive position is further enhanced by increasing its combined financial strength, and by expanding its management expertise and experience.

The Company has identified significant synergies among the targeted companies, such that the acquisition is accretive to the Company’s earnings commencing in the first full quarter of combined operations, excluding one-time costs associated with the transaction(s). The Company is committed to achieving the synergies it has identified while enhancing its competitive position and momentum in the marketplace.

The combined company would continue to have a significant management and R&D presence in Australia, as well as other centers depending on the acquired companies - most likely Europe. The combined company would also develop sales and support offices in all major regions as sales expand.

Research & Development

The key focus of Research & Development over the last twelve months has been the development of INTERScepter version 3. This version not only addresses the Home and SOHO markets, but also provides an “appliance” approach, database independence and significant technological advantages.

As a result of global exposure to the visionGATEWAY Business Model through investor forums and reseller networks, there is significant interest from other businesses for the Company to consider adding on synergistic product modules and expand the product offering.

The INTERScepter™ V3 product provides the underlying Internet Resource Management platform on which other modules can be added. These include modules provided by visionGATEWAY as well as specialist modules from third parties such as :

•	Whole of network traffic monitoring, analysis and performance improvement tools;

•	Internet Protection and Security tools;

•	Secure Mail & Secure Data Sharing (IQ Confidential);

•	Integrated encryption and digital rights management system;

•	IP-based e-Business, M-Commerce and smart card solutions (SmartCity);

•	Facilities to monitor, control and charge Internet traffic over mobile telephony (including PDA’s with phones);

•	Facilities to monitor, control and charge VOIP traffic (an INTERScepter™ VoIP Control module is now available);

•	Specialist security and content review modules as “plug-ins”; and

•	Process improvement tools e.g. video conferencing.

INTERScepter can also be integrated into Bundled Solutions

•	Secure VoIP - enable new telephony to be secure from threats !

•	IP-based Digital e-Business & m-Commerce - secure / track / measure

•	iNTERNET TRACKER - INTERScepter plus Billing Solution for Higher Education market

•	Internet based security camera control solution - important for additional physical security at key government and corporate locations

The technology of INTERScepter enables visionGATEWAY to build and leverage a number of strategic technology alliances. These can be categorized as follows:

•	Core components

•	Linux operating system

•	Database systems - MS, IBM, Oracle, etc

•	Client workstations - MS, Linux/Novell, Apple

•	User Authentication - MS, Novell, etc

•	Hardware/Networking

•	Server Appliances - IBM, Intel, HP, Tyan

•	Wi-Fi - various technology and solution providers

•	Specialist devices

•	IP based video conferencing

•	IP based Security cameras

•	Voice Over IP (VOIP)

•	Specialist software plug-ins

•	Filters

•	Whole of network bandwidth management

•	Spam management

•	E-mail content checking

•	IM content checking

•	Telcos and ISP’s - differentiate data lines with management tool

New Solutions - INTERScepter@Home - Prototype Overview

Initially designed as a prototype to be embedded onto ADSL/Cable Modems and Wired/Wireless routers, INTERScepter@Home, now also known as SmartParent, is a version of INTERScepter specifically targeted to the home, home office and small business market segments. INTERScepter@Home / SmartParent has been engineered using the NG platform that has been developed by the R&D team as the foundation for all future INTERScepter product variations.

A number of brand name Wireless Routers had been used as a “proof of concept” with the initial version of INTERScepter@Home installed. This work complements the ongoing work using software-based emulators and ensures the product functions on physical hardware.

Features / Functionality

The aim of INTERScepter@Home is to provide control and basic usage statistics for all computers that access the Internet via the INTERScepter@Home hardware device. INTERScepter@Home manages connected computers with “Access Policies” that are assigned and usage statistics that are recorded.

Management of @Home is browser based via a very simple and intuitive interface. @Home is very simple to configure and requires very little on-going management.

Key Points

•	Using INTERScepter@Home provides the information required to verify ISP usages charges.

•
INTERScepter@Home on a wireless router / gateway protects unsecured wireless networks by not allowing new computers to access the internet. It will also identify foreign computers using the unsecured wireless network.

•	INTERScepter@Home is available on ADSL/Cable modems for new broadband users and on Wired/Wireless routers for existing broadband users.

•	INTERScepter@Home is based on the NG/Linux platform and supports a wide variety of platforms including (but not limited to) PowerPC, ARM, MIPS and Intel CPU’s.

iSmartParent - “The SmartParent for the Smart Home”

visionGATEWAY’s product innovation for its INTERScepter solution continued with the release of the Linux platform version, and now reaches a significant milestone with the release of a version for the Home/SOHO markets - INTERScepter SmartParent.

The next generation home will be increasingly dependant on Internet-based technologies. From MySpace and YouTube to television and radio and alarm systems, nearly every aspect of the home is being networked and redefined in the Internet age. But with these positive advances and conveniences, there are serious issues to consider, especially when children are involved.

visionGATEWAY is on the cutting-edge of this trend with products and solutions originally developed for government agencies and major corporate clients that allow parents to have virtual control and monitoring capabilities over every aspect of the next generation home to ensure total security for personal information as well as powerful tools to ensure that each child is 100 percent safe from predators and unauthorized communications.

Distribution, Marketing & Sales

•	Current Situation

INTERScepter is currently installed in sites covering over 5,000 workstations and 50,000 users. The Company’s focus over 2006 and early 2007 has been to continue to prove the market potential of the product (particularly in the USA and UK), consolidate case studies of the business value of the product, and to continue building the distribution and support channels while awaiting the completion of the new version 3 full “appliance” model.

In addition the arrangements to add new 3rd party products have provided new opportunities for cross-selling of products into specific target market segments.

In conjunction with new funding the Company will begin scaling up its resources to meet the demands of the distribution solutions and channels.  The approach is twofold :

•	industry specialization - the Company will bring in industry specialists to drive sales and market opportunities for its solutions in specific target sectors

•
solution specialization - the Company will bring on board sales/technical specialists for each of its solutions to work with the industry specialists and the channels in their sales and ongoing support of the client base.

The new funding and resources will facilitate these objectives, and provide the capability to accelerate market access and sales growth. Regional managers have now been put in place for Australia, USA and UK.

•	Avnet Partner Solutions and visionGATEWAY

VGWA appointed Avnet Partner Solutions (“APS”) as a distributor. The key component of the Avnet Partner Solutions arrangement is to take INTERScepter ™ on board in an “appliance” model variation where INTERScepter™ is linked to IBM brand servers and taken to Avnet’s resellers’ major clients. Through this link with IBM there are opportunities to leverage that company’s resources and client base. IBM has also provided specialist hardware to visionGATEWAY’s R&D team to facilitate the porting of the INTERScepter solution to these systems.

The initial program was targeted at North American customers; but has since been expanded to Australia/New Zealand, and then to the UK. The partnership with APS provides INTERScepter on IBM hardware as a preconfigured appliance model for sales through their many reseller partner channels.

Avnet in UK is now also providing distribution and support of the new appliances, from other vendors, used for the initial rollout of INTERScepter version 3.

•	Australian Market Place - early v3 implementations

INTERScepter v3 is being installed at Moreton TAFE with continued customer load testing being completed. The product has also successfully integrated with the TAFE’s student database systems. Completion of client side testing is underway to enable roll out of INTERScepter across the whole of Moreton TAFE and other soon to be merged Queensland based TAFEs.

Expanding TAFE opportunities with Unisys in QLD and NSW. Unisys’ project managers and visionGATEWAY met in February in order to complete the robust testing evaluation and student database integration that is applicable across all Queensland based TAFEs. VGWA is also developing a closer relationship with Unisys’ Brisbane office to gain an entry to Unisys’ NSW customer base and to replicate the INTERScepter implementation across NSW based TAFEs.

•	United Kingdom Opportunities

In the United Kingdom pilot installations have been arranged with four local government councils as an entrée to that whole market sector.

Avnet Partner Solutions in UK also have aligned five of their major partner accounts who have pilot customers ready to move forward. Of major interest is one company that is part of the largest global technology supplier of South Africa. They are ready to take the new INTERScepter version 3 appliance to their massive client base.

Item 7    Accounts

Consolidated, certified, financial statements for the year ended April 30, 2007 are attached.

visionGATEWAY, Inc.
Audited Financial Statements at April 30, 2007

Report of Independent Registered Public Accounting Firm

Gruber & Company LLC Lake Saint Louis, Missouri

Report of Independent Registered Public Accounting Firm

Gruber & Company LLC Lake Saint Louis, Missouri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF visionGateway Inc.

We have audited the accompanying balance sheet of VisionGateway Inc. as of April 30, 2007 and the related statements of operations, stockholders equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VisionGateway Inc. as at April 30, 2007 and the results of its’ operations and its’ stockholders equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Comp any will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses and this raises substantial doubt about it ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

 /s/ Gruber & Company

Gruber & Company, LLC
Lake Saint Louis, Missouri
August 21,2007

Report of Independent Registered Public Accounting Firm

Insert Mantyla McReynolds lettter

visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
[A Development Stage Company]
Condensed Consolidated Balance Sheet
As at April 30, 2007 and 2006
	April 30, 2007	April 30, 2006

ASSETS

Assets
Current Assets
Cash	$63,281	$3,412
Deposits	125,040	0
Provision for R&D Rebate	0	0
Loans to third parties	88,279	0
Total current assets	276,600	3,412
Equipment & Property (net)	12,910	13,734
Total Assets	$289,510	$17,146

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current Liabilities:
Accounts payable	$379,201	$228,476
Deferred Management Salaries & Expenses	939,596	922,769
Accrued liabilities	473,998	330,995
Bank Overdraft	0	3,556
Short Term Note Payable	496,467	0
Related party payable	2,067,334	1,595,398
Total Liabilities	$4,356,596	$3,081,194

Stockholders’ Deficit:
Preferred Stock - 10,000,000 shares authorized,
$.10 par value per share, Nil outstanding	0	0
Capital Stock - 75,000,000 shares authorized having a
par value of $.004 per share; 50,406,393 shares issued
and outstanding at April 30, 2007 and 42,963,753 at April 30, 2006	201,626	171,855
Additional paid-in capital	3,480,258	1,701,528
Deficit accumulated during the development stage	-7,725,323	-4,928,917
Accumulated foreign currency translation adjustment	-23,647	-8,514
Total Stockholders’ Deficit	-4,067,086	-3,064,048
Total Liabilities and Stockholders’ Deficit	$289,510	17,146

visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
[A Development Stage Company]
Condensed Consolidated Statements of Operations
For the Years Ended April 30, 2007 & 2006, and for the
Period from Reactivation [November 30, 2001] through April 30, 2007
	Year ended	Year ended	Reactivation
	April 30	April 30	through
	2007	2006	April 30, 2007

Revenues	$1,950	$0	$55,356

Research & development	391,413	240,277	1,335,103
General & administrative expenses	1,818,034	1,009,984	6,445,576

Operating loss	-2,207,497	-1,250,261	-7,725,323

Net Loss Before Income Taxes	-2,207,497	-1, 250,261	-7,725,323

Current Year Provision for Income Taxes	0	0	0

Net Loss	-$2,207,497	-$1,250,261	-$7,725,323
Other Comprehensive Income
Unrealized gain(loss) on foreign
Currency translation (net of tax)	-15,131	8,384	-23,646
	-$2,222,628	-$1,241,877	-7,748,969
Loss Per Share - basic and diluted	-$0.05	-$0.03	-$0.21

Weighted Average Shares Outstanding	43,457,239	42,370,800	37,422,788

visionGATEWAY, Inc.
[A Development Stage Company]
Condensed Consolidated Statements of Cash Flows
For the twelve months Ended April 30, 2007 & 2006, and for the Period from Reactivation
[November 30, 2001] through April 30, 2007
	12 Months	12 Months	Reactivation
	Ended	Ended	through
	April 30, 2007	April 30, 2006	April 30, 2007

Cash Flows from Operating Activities
Net Loss	-$2,207,497	-$1,250,261	-7,725,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,928	10,642	61,739
Stock issued for services	92,500	398,574	862,074
Stock based compensation	501,000	20,600	639,600
Change in current assets	-213,319	4,261	-213,320
Increase in current liabilities	-281,912	381,060	2,034,074
Net Cash Used for Operating Activities	-2,097,300	-435,124	-4,341,156

Cash Flows from Investing Activities
Purchase of property	-11,104	-2,941	-72,680

Cash Flows from Financing Activities
Proceeds from borrowing	968,404	433,521	2,565,607
Additional paid in Capital	1,215,000	-572	1,935,156
Net Cash Provided by Financing Activities	2,183,404	432,949	4,500,763

Effect Of Exchange Rate on cash and cash Equivalents	-15,131	8,385	-23,646

Net Increase/(Decrease) in Cash	59,869	3,269	63,281

Beginning Cash Balance	3,412	143	0

Ending Cash Balance	$63,281	$3,412	$63,281

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	9,776	12,160	35,219
Cash paid during the period for income taxes	0	0	0

Supplemental Disclosure of Non-Cash Financing Activities:
Stock issued to relinquish debt	1,120,000	0	1,364,486

visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
[A Development Stage Company]
Consolidated Statements of Stockholders' Deficit
For the Period Ended April 30, 2007 and for the Period from Reactivation [November 30, 2001] through April 30, 2007

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accum. Foreign Currency Adjustment	Net Stockholders’ Deficit

Balance, November 30, 2001
(date of Reactivation)	0	$0	20,000,000	$20,000	-$20,000	$0	$0	$0

Recapitalization pursuant to merger with Chiropractic 21 International, Inc. 3/4/2004		1,777,718	115,232	-45,141			70,091

Shares issued with acquisition of two subsidiaries			2,600,000	2,600	1,782	-125,208		-120,826

Issued shares for cash and services			5,625,000	5,625	50,625			56,250

Net loss for the period ended April 30, 2002						-223,779	-15,658	-239,437
Balance, April 30, 2002	0	0	30,002,718	143,457	-12,734	-348,987	-15,658	-233,922

Shares issued for cash and services			1,000,000	1,000	79,000			80,000

Net loss for the year ended April 30, 2003						-295,261	-25,855	-321,116
Balance, April 30, 2003	0	0	31,002,718	144,457	66,266	-644,248	-41,513	-475,038

Shares issued for cash and services			6,815,500	6,816	503,184			510,000

Issued preferred shares for services at par	2,000,000	200,000						200,000

Net loss for the year ended April 30, 2004						-1,181,050	40,666	-1,140,384
Balance, April 30, 2004	2,000,000	$200,000	37,818,218	$151,273	$569,450	-$1,825,298	-$847	-$905,422

Preferred shares converted to common shares at par	-2,000,000	-200,000	2,000,000	8,000	192,000			0
Shares issued for cash and services			2,450,000	9,800	405,686			415,486
Stock based compensation					118,000			118,000
Net loss for the year ended April 30, 2005						-1,853,358	-16,052	-1,869,410
Balance, April 30, 2005	0	$0	42,268,218	$169,073	$1,285,136	-$3,678,656	-$16,899	-$2,241,346

Shares issued for cash and services			695,535	2,782	395,792			398,574
Stock based compensation					20,600			20,600
Net loss for the year ended April 30, 2006						-1,250,261	8,384	-1,241,877
Balance, April 30, 2006	0	$0	42,963,753	$171,855	$1,701,528	-$4,928,917	-$8,515	-$3,064,049

Shares issued for cash and services			5,442,640	21,771	965,730			987,501
Stock based compensation					501,000			501,000
Stock issued to relinquish debt			2,000,000	8,000	312,000			320,000
Net loss for the year ended April 30, 2007						-2,796,406	-15,133	-2,811,539
Balance, April 30, 2007	0	$0	50,406,393	$201,626	$3,480,258	-$7,725,323	-$23,648	-$4,067,087

visionGATEWAY, Inc.
[A Development Stage Company]
Notes to Condensed Consolidated Financial Statements
April 30, 2007

NOTE 1 ORGANIZATION AND FINANCIAL STATEMENTS

(a) Organization

visionGATEWAY, Inc. (the Company) was organized on September 13, 1999, as Peninsula Web Pages, Inc., under the laws of the State of Nevada. It essentially became dormant until November 30, 2001, when its name was changed to visionGATEWAY, Inc. and it acquired two companies. The Company is now a holding company for the software business now being organized in these two wholly owned subsidiaries. Both subsidiaries are Australian corporations; visionGATEWAY Pty Ltd, a distribution and marketing company, and Software Innovisions Pty Ltd, a software development company. The consolidated company is an Enterprise Software Solutions company in the commercialization stage. It is currently growing its planned principal operations, which are development, distribution, and marketing of business software solutions for Internet Resource Management. The accompanying financial statements include the accounts of the Company as well as its wholly owned subsidiaries. All intercompany transactions have been eliminated.

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

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

The Company is considered a development stage company under the provisions of federal accounting standards board (SFAS No. 7) as full operations and revenue realization has yet to occur.

(b) Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years’ consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of April 30, 2007 is $0 due to the valuation allowance established as described in Note 3.

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

(d) Stock based compensation

On May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the three and twelve months ended April 30, 2007, the Company’s results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plans during the three and twelve months ended April 30, 2007 and the unvested portion of previous stock option grants which vested during the three and twelve months ended April 30, 2007. The amount recognized in the financial statements related to stock-based compensation was $127,250 and $501,000 for the three and twelve months ended April 30, 2007, respectively.

Prior to the first quarter of fiscal year 2007, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the three months ended April 30, 2006 would have been adjusted to the following pro forma amounts:

	Three Months Ended April 30, 2006	Twelve Months Ended April 30, 2006
Net loss, as reported	$(596,397)	$(1,250,261)

Compensation cost under fair value- based	(123,250)	(493,000)
accounting method, net of tax

Net loss, pro forma	(719,647)	(1,743,261)

Net loss per common share - Basis and Diluted
As reported	$(0.01)	$(0.03)
Pro forma	$(0.01)	$(0.04)
Weighted average shares	42,514,957	42,370,800

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three and twelve months ended April 30, 2006 using the Black-Scholes option-pricing model:

2006
Expected life (years)	10
Interest rate	3.0%
Volatility	100%
Dividend yield	0%

(e) Research & Development Costs

Expensing of Research & Development Costs. Research and Development is expensed as incurred.

(f) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $63,281 cash at April 30, 2007.

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

(h) Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.” SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue is recognized as products or projects are delivered or services are provided to customers. Uncollected, earned revenue is recorded in accounts receivable. Billed amounts deemed to be uncollectible are charged to bad debt expense. Revenue collected in advance is recorded as a liability until the earnings process is complete.

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

(j) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company did not make any such adjustments for the quarter ended April 30, 2007.

(k) Recent Pronouncements

Recently Issued Financial Accounting Standards— In December 2004, the FASB issued SFAS #123(R), “Share-Based Payments.” SFAS #123(R) amends SFAS #123, “Accounting for Stock-Based Compensation,” and APB #25, “Accounting for Stock Issued to Employees.” SFAS #123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements at fair value. On April 14, 2005, the SEC issued a rule allowing small business issuers to delay implementation of this statement until the beginning of their first fiscal year after December 15, 2005 rather than at the interim period. The Company will implement this pronouncement effective May 1, 2006.

In December 2004, the FASB issued SFAS #153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion #29.” The guidance in APB #29, “Accounting for Non-monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance, however, included certain exceptions to that principle. SFAS #153 amends APB #29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of SFAS #153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of the standard is not expected to have a material effect on the company’s results of operations of financial position.

In May 2005, the FASB issued SFAS #154, “Accounting Changes and Error Corrections,” which replaces APB Opinion #20, “Accounting Changes,” and supersedes FASB #3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB #28.” SFAS #154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS #154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS #154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS #154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have material effect on the Company’s results of operations or financial position.

In February 2006, the FASB issued SFAS #155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements #133 and #140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have material effect on the Company’s results of operations or financial position.

In March 2006, the FASB released statement #156, “Accounting for Servicing of Financial Assets, an amendment of FASB #140.” SFAS #156 requires that all separately recognized servicing assets and liabilities in accordance with SFAS #140 be initially measured as fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. This statement is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations of financial position.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses through April 30, 2007 amounting to $7,725,323 has minimal assets, and has a net working capital deficiency at April 30, 2007 raising substantial doubt about the company’s ability to continue as a going concern.

Management plans include continued development of its planned principal operations and seeking capital either through a private placement or public offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fund raising is underway through Aspen Capital Partners Limited the Company’s major shareholder in Australia. A major fund raising is nearing completion with an investment banking groups in Australia and USA.

NOTE 3 ACQUISITIONS

As per the Company’s 8K filings during prior periods the Company has signed Heads of Terms agreements in relation to the acquisition of :

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

As part of the terms of the arrangement with Centile, visionGATEWAY agreed to a short term loan to Centile of euro 60,000. This is a short term loan repayable within 12 months and due in June 2007. The Centile acquisition was put on hold due to concerns about it ability to continue. In July 2007 the Company was informed that Centile has appointed an Administrator. The Company has engaged legal counsel in Europe to ascertain our position in relation to the repayment of the loan.

As announced in a Form 8K of 24 May 2007, the terms of arrangements to acquire Saturn IQ were changed. On May 24, 2007, visionGATEWAY, Inc. completed a transaction to acquire Lagmore Consulting Limited of the UK (“Lagmore”). The company has been renamed visionGATEWAY Limited and become visionGATEWAY’s London based European representation. Lagmore has not traded, has no financial assets or liabilities. The key asset of Lagmore is the employment contracts of the key executives and team who previously managed Saturn IQ.

Lagmore’s owners and executive management team immediately became part of the executive management team of visionGATEWAY to continue the growth of the company’s sales opportunities in UK and Europe. Specifically they will also manage and grow the opportunities that exist with the new Exclusive Worldwide License agreement with Saturn IQ for their software products as well as their next generation encryption and protection technology, targeting several billion-dollar markets, including online music, film and video distribution. Bios of the key executives are attached. They provide a significant breadth of experience in technology and communications management and sales, particularly in the European market place.

On July 5, 2006, visionGATEWAY, Inc. had previously announced that it had entered into a Heads of Terms with Saturn IQ plc of the UK relating to the potential acquisition of the business of Saturn IQ plc. After detailed discussions and due diligence, the two companies have agreed not to continue with the acquisition. Accordingly the Heads of Terms referred to are deemed to be cancelled.

In replacement of the proposed acquisition, Saturn IQ has agreed to provide visionGATEWAY with an exclusive long term license arrangement over all of Saturn IQ’s intellectual property and products. This arrangement is the subject of a separately completed agreement between the companies. Both companies believe they will benefit best with Saturn IQ providing visionGATEWAY with this exclusive long term license over all aspects of the Intellectual Property of its specialist technology.

NOTE 4 ACCOUNTS PAYABLE

Accounts payable has previously been presented in our accounts as one number. We are now showing separately that part of payables that represents amounts owing to executive management for unpaid salaries and expenses and then the balance of accounts payable.

NOTE 5 INCOME TAXES

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2024. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Description	NOL Balance	Tax	Rate
Federal Income Tax	$7,725,323	2,626,610	34%
Valuation allowance		(2,626,610)
Deferred tax asset 4/30/07		$0

The allowance has increased $950,778 from $1,675,832 as of April 30, 2006.

NOTE 6 ISSUANCE OF STOCK

The Company issued additional shares of common stock in the quarter to July 31, 2006, in the following manner.

# Shares	Issued to:	Issued for:
55,140	Outside Professionals	Investor Relations & Marketing Services. Compensation expense amount of $37,500. Shares calculated at price of US$0.68 per share.

57,500	Outside Professionals	Investor Relations & Marketing Services. Compensation expense amount of $25,000. Shares calculated at price of US$0.435 per share.

50,000	Outside Professionals	Investor Relations & Marketing Services. Compensation expense amount of $30,000. Shares calculated at price of US$0.60 per share.

162,640	Total

The Company issued additional restricted shares of common stock in the quarter to April 30, 2007, in the following manner.

# Shares	Issued to:	Issued for:
5,000,000	Company officer/shareholder	Capitalization of accrued interest on shareholder loans from 2002 to January 31, 2007 amounting to $800,000. Shares calculated at average price of US$0.16 per share.

2,000,000	Company officer/shareholder
Capitalization of outstanding amounts under creditors ($299,075) and part of shareholder loans ($20,925) as at January 31, 2007 amounting to a total $320,000. Shares calculated at average price of US$0.16 per share.

280,000	Outside Investor	Direct Investment of $95,000. Shares calculated at price of US$0.3393 per share.

7,280,000	Total

NOTE 5 PROPERTY

Property consists primarily of computer equipment with the original cost of $75,845. Accumulated depreciation through April 30, 2007, is $62,935. Depreciation expense for the year ended April 30, 2007 and 2006 was $11,928 and $10,642, respectively.

NOTE 6 RELATED PARTY PAYABLE

Shareholders have advanced money to the Company in the amount of $2,067,334 for the purpose of paying operating expenses and providing working capital. The outstanding balance is unsecured, interest bearing and payable on demand.

NOTE 7 LEASES

The Company has two remaining offices leases, one in Australia and one in the USA.

Location	Square Feet	Annual Payments	Other terms
Brisbane	3,337	$60,480	Through February 2008
San Diego, CA	Shared space	2,700	Renewable quarterly
		$63,180

Rent expense includes car parking and various other miscellaneous related office expenses for the leased premises and other non-leased usage requirements. For the year ended April 30, 2007 the expense was $127,076.

Table of minimum lease payments for the next five years ending April 30 :

2008	2009	2010	2011	2012
$ 50,400	-	-	-	-

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

As part of the agreed compensation with Non-executive Directors, options have been granted as follows :

Director	Date Granted	No. of Options	Exercise Price	Mkt Price on Grant Date	Compensation Expense	Date Appointed as Director
T. Tappenden	1 Sep 2004	20,000	$0.05	$3.00	$59,000	9 May 2003
T. Tappenden	1 Mar 2005	20,000	$0.05	$3.00	$59,000
T. Tappenden	1 Sep 2005	20,000	$0.05	$0.55	$10,000
T. Tappenden	1 Mar 2006	20,000	$0.05	$0.58	$10,600
T. Tappenden	1 Sep 2006	20,000	$0.05	$0.25	$4,000
T. Tappenden	1 Mar 2007	20,000	$0.05	$0.25	$4,000

A. Boyd	18 Nov 2005	50,000	$0.50	$0.25	NIL	18 May 2005 **
A. Boyd	18 May 2006	50,000	$0.50	$0.59	$4,500

** Note that A. Boyd resigned as a Director on September 26, 2006

Changes in stock options for the year ended April 30, 2007 and 2006 is as follows:

2006:	Shares	Weighted Average Exercise Price
Granted	90,000	$0.30
Exercised	0	0.00
Forfeited/expired	0	0.00
Outstanding @ 4/30/07	7,020,000	0.50
Exercisable	5,095,000	0.49

2006:	Shares	Weighted Average Exercise Price
Granted	90,000	$0.16
Exercised	0	0.00
Forfeited/expired	0	0.00
Outstanding @ 4/30/06	6,930,000	0.50
Exercisable	3,380,000	0.49

NOTE 9 PRIOR PERIOD ADJUSTMENTS

As outlined in Note 6 shares of restricted common stock were allocated to Aspen Capital Partners Limited (“ACPL”) representing accrued interest on shareholder loans from 2002 to January 31, 2007 amounting to $800,000.

Since the Company’s inception ACPL, the Company’s majority shareholder, has been the major source of working capital for the Company. As at the Company’s last filing to end January 2007, ACPL, had outstanding loans to the Company totaling US$1,836,186. As per ACPL’s letter to the Company of 1 April, 2007, much of the loans have been arranged by ACPL with third parties. As ACPL is responsible to pay interest and other charges on the loans it has arranged to provide working capital to the Company, it has requested that the Company recompense ACPL for these costs. It has agreed that the costs can be fully met by the issuance of shares of common stock in lieu of payment.

Accordingly the Company has allocated these costs to the prior period fiscal years then capitalized the accrued interest payable during the quarter ended April 30, 2007.

The company has adjusted the appropriate expense account and “accrued interest payable” for fiscal 2004, 2005 and 2006 accordingly.

The amended Accounts as at April 30, 2004 are as follows :

Account	As originally stated	Restated
Interest Expense	$914	$190,392
Net Loss for Year	-$1,181,050	-$1,370,528

Accumulated Deficit	-$1,825,298	-$2,014,776
Accrued Interest Payable	NIL	$189,478

The amended Accounts as at April 30, 2005 are as follows :

Account	As originally stated	Restated
Interest Expense	$9,029	$178,782
Net Loss for Year	-$1,853,358	-$2,023,011

Accumulated Deficit	-$3,678,656	-$4,037,787
Accrued Interest Payable	NIL	$359,131

The amended Accounts as at April 30, 2006 are as follows :

Account	As originally stated	Restated
Interest Expense	$11,791	$241,570
Net Loss for Year	-$1,250,261	-$1,480,040

Accumulated Deficit	-$4,928,917	-$5,517,827
Accrued Interest Payable	NIL	$588,910

NOTE 10 FINANCING -

Early in April 2006 visionGATEWAY announced that it had entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (“Cornell”). Under the agreement, Cornell would provide up to $15 million of funding that can be accessed at the Company’s discretion over a 24-month period by issuing common stock of the Company, pursuant to the conditions and limitations thereunder. Proceeds received by the Company would enable it to execute on its established sales growth strategy.

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

During the quarter ended April 30, 2007, the Company arranged direct investment funds of $95,000 and loans from shareholders of $225,069. For the full year ended April 30, 2007 the company raised a net $968,404 in loans from shareholders and third parties.

NOTE 11-SUBSEQUENT EVENTS

Acquisition of Lagmore UK was completed as outlined in Note 3 above and detailed in Form 8K filed on 24 May 2007.

Comments on Financials Statements

The year ended April 30, 2007 saw a stability in overall activities as the company consolidated its strategies and market position while finalizing the completion of the new versions of the INTERScepter product, the review of potential acquisitions, and the sourcing and completion of new funding. However overall costs rose by $712,090 over the previous year due to the requirements for the Company to include the compensation expense for the granting and vesting of existing options ($123,250 for each quarter), and also an interest expense of $211,090 against shareholders loans that was capitalized.

50% of the $1.5 million balance of expenses related to core salary and wage costs, management expenses, contractor and consulting fees. Office, communication and travel costs represented 20%, Advertising, Marketing & Promotions 16%, and Accounting & Legal Costs 6%.

Borrowings from shareholders continued as the main source of funding during the year.

Item 8    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its auditors.

During May 2007, visionGATEWAY and Mantyla McReynolds agreed to end their business relationship where Mantyla McReynolds had been providing services as visionGATEWAY’s accountants and auditors.

On July 23, 2007, visionGATEWAY, Inc. retained Gruber & Company LLC, headquartered in Lake St. Louis, Missouri to provide services as visionGATEWAY’s accountants and auditors. Gruber & Company will perform the Company’s annual audit of its financial statements and other services as required. Gruber & Company audits over forty public companies in the USA and abroad.

The visionGATEWAY Board of Directors agreed to and confirmed the appointment.

Over the last two years, and particularly between May 10, 2007 and July 23, 2007, the Company (or anyone on its behalf) did not consult with Gruber & Company regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Gruber in respect to these matters during the time periods detailed herein.

On May 16, 2007, the Company filed a Form 8-K in relation to the cessation of the relationship with our former accountant, Mantyla McReynolds. The Company amended and updated its remarks in relation to the cessation as follows.

On May 10, 2007, visionGATEWAY, Inc. and Mantyla McReynolds agreed to end their business relationship where Mantyla McReynolds had been providing services as visionGATEWAY’s accountants and auditors. The actual process to end the business relationship occurred with Mantyla McReynolds deciding not to stand for re-election and submitting us their letter of May 10, 2007 confirming that the “client-auditor relationship between visionGATEWAY, Inc. (Commission File Number: 0-30499) and Mantyla McReynolds, LLC, has ceased”.

The visionGATEWAY Board of Directors has agreed to and accepted this change. The Board wishes to advise that there have not been any disagreements between the Company and its auditors in relation to the Company’s accounts or accounting practices.

Mantyla McReynolds, who are based in Utah, had been retained since visionGATEWAY became listed in March 2004. The companies have jointly agreed that with visionGATEWAY’s current development and growth programs, and its international locations as well as its main US location in California, it would be better for visionGATEWAY to commence this new business cycle with another firm. From visionGATEWAY’s perspective it is preferable to retain a firm with an office in California that it can work more directly with and who has international links for the company’s overseas subsidiaries.

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

Part III

Item 9    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, positions held and ages of the Company’s directors and officers as of the date of this Report:

Name	Age	Positions with The Company
Andrew Brett Wotton	50	Chairman of the Board of Directors and a Director
Martin G. Wotton	45	President and a Director
Michael Emerson	57	Vice President, Chief Executive Officer and a Director
Trevor W. Tappenden (1)	60	Director

(1)	Mr. Tappenden is an Independent Director of the Company as defined by the Nasdaq Marketplace Rules.

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

All of the directors and officers named above are residents of Australia and New Zealand. The Board intends to expand its membership and will propose for election or appointment, where appropriate, American directors to the Board. Michael Emerson devotes all of his time to the Company’s business affairs based in the U.S. where he relocated during April 2004.

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

Martin G. Wotton.   Mr. Wotton has been Chairman of the Board of Directors of visionGATEWAY since November of 2001 and is currently the President and a Director of the Company, having been appointed on March 4, 2004. Since August 2001, Mr. Wotton has also been a director and an officer of Aspen Capital Partners Limited (“Aspen”). Aspen is the Company’s principal shareholder as a result of the exchange of shares which took place on March 4, 2004. Since July 2001, Mr. Wotton has also been Chairman of Software Innovisions Pty Ltd, a new principal second tier subsidiary of the Company resulting from the Company’s acquisition of Vision Nv. Previously, Mr. Wotton was also Chairman of VisionGlobal Corporation (from 1998 - present), a Nevada corporation, (“VisionGlobal”) which was a development-stage corporation located in the U.S. and which proposed to engage in the business of providing wireless broadband Internet services, among other potential services. However, VisionGlobal was not able to raise sufficient capital to either engage in business or develop its proposed product and in 2001, VisionGlobal filed for Chapter 7 Bankruptcy protection under the US Bankruptcy Code. The case is still pending in the U.S. District Court, Bankruptcy Division, for the Northern District of California in San Francisco, California, and is not as yet resolved.

Mr. Wotton holds Australian Securities Course Credits (1986-1988); and has been an Australian Securities Dealer Representative (1986-1996) and acted as a Senior Equity Derivatives Representative (1992 - 1996).

Michael Emerson.   Mr. Emerson has acted as Vice President and Chief Executive Officer of the Company since his appointment on March 4, 2004. He previously has served as Chief Executive Officer and a Director of visionGATEWAY since March of 2002 and of visionGATEWAY Pty Ltd (Australia) from October 2001 to the present. His previous business associations include service as a director of Micel Pty Ltd, Australia, from March 2001 until the present. He was also Vice President and Business Unit Leader for Cap Gemini Ernst and Young from May 2000 to February 2001. He was a Partner of and Business Unit Leader of Ernst & Young, Australia, from November 1989 until May 2000. Mr. Emerson is a graduate of La Trobe University, Bundoora, Victoria, Australia class of 1974, where he received the degree of Bachelor of Economics with Honors. He majored in Mathematical Economics and International Economics.

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

Item 10    Executive Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 (the “Named Executive Officers”) during the fiscal years ending April 30, 2007, 2006, 2005, 2004, 2003 and 2002.

Summary Compensation Table

Name and Principal		Annual Compensation		Long-Term Compensation Securities Underlying	All Other
Position (3)	Year	Salary ($)	Bonus ($)	Options (#)	Compensation ($)
Michael Emerson	(2) 2007	156,500	-	-	-
Vice President,	(2) 2006	156,500	-	-	-
Chief Executive Officer,	(2) 2005	156,500	-	-	-
Director	(2) 2004	107,424	-	300,000	-
	(2) 2003	79,635	-	-	-
	(1) (2) 2002	33,040	-	-	-

(1) Mr. Emerson commenced with visionGATEWAY in October 2001. This represents six months through the end of April 2002.

(2) These amounts have been accrued but not yet paid.

(3) None of the executive officers, except Mr. Emerson, have been paid or have accrued over $100,000 in the fiscal years 2007, 2006, 2005, 2004, 2003 or 2002.

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

The Company’s Named Executive Officers are listed as follows:

Chairman - Andrew Brett Wotton

No compensation has been paid to or accrued for Andrew Brett Wotton. To date Mr. Wotton has been the owner of Aspen which in turn has a management contract for the provision of services to visionGATEWAY (the “Management Contract”). He is also a Director of Aspen and Aspen is the major shareholder of the Company. Aspen has two contracts with visionGATEWAY in relation to the provision of services:

•
The Management Arrangement with a management fee of AUD$100,000 (approximately USD$75,000) per annum to be paid quarterly. Less than AUD$40,000 has been made pursuant to this contract. Most payments have related to payment or reimbursement of relevant expenses for travel, technology and communication costs.

•	Agent agreement in relation to consulting services for sales of visionGATEWAY products and payment of commissions. No payments have been made pursuant to this agreement to date.

President - Martin Wotton

Martin Wotton has not received any direct compensation from the Company over the last two years. To date Mr. Wotton has been an employee of Aspen which in turn has the Management Contract for the provision of his services to visionGATEWAY. He is also a Director of Aspen and Aspen is the major shareholder of visionGATEWAY. Aspen has two contracts with visionGATEWAY in relation to the provision of services:

•
The Management Arrangement with a management fee of AUD$100,000 (approximately USD$75,000) per annum to be paid quarterly. Less than AUD$40,000 have been made pursuant this contract Most payments have related to payment or reimbursement of relevant expenses for travel, technology and communication costs.

•	Agent agreement in relation to consulting services for sales of visionGATEWAY products and payment of commissions. No payments have been made pursuant to this agreement to date.

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

To date the main components of Mr. Emerson’s remuneration have been:

•
Salary - base component of AUD$10,000 (approximately USD$8,000) for the period when Mr. Emerson is working in Australia, and USD$10,000 for the period when he is working in the U.S. or other regions outside Australia.

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

•	Incentives -

•
Profit sharing - as and when established by the Company, this contractual arrangement regarding the services of Mr. Emerson will enable inclusion in the Company/staff profit sharing facility that is expected to be adopted.

•
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

•	Options - Mr. Emerson has been granted 300,000 options with an exercise price of $0.50 per share. These options vest over a four year period.

Through MICEL Pty Ltd, a company of which Mr. Emerson is a director and shareholder, there is an agent agreement in relation to consulting services for sales of visionGATEWAY products and payment of commissions. No payments have been made pursuant to this agreement to date.

Item 11    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 30, 2007 regarding the ownership of the Company’s common stock, by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table below; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of any class of the Company’s voting securities. Unless otherwise indicated in the table set forth below, each person or entity named below has an address in care of the Company’s principal executive offices.

		Beneficial Ownership
		Common Stock
	Position	Shares	% Ownership
Directors and Affiliated Stockholders:

Andrew Brett Wotton (1)(2) 206 Tablelands Road Opotiki, New Zealand	Chairman of the Board of Directors	24,100,000	47.8%

Martin Wotton (3) 79 Markwell Street Hamilton, Queensland 4007 Australia	President and Director	0	0%

Michael Emerson 843 16th Street Santa Monica, CA 90403 USA	Vice President, Chief Executive Officer and Director	2,200,000	4.4%

Trevor Tappenden 9 Hawksburn Close South Yarra, VIC 3141 Australia	Director	50,000	0.1%

5% or Greater Ownership of Voting Securities:

Aspen Capital Partners 206 Tablelands Road Opotiki, New Zealand	Principal Shareholder	23,000,000	45.6%

All Officers and Directors as a group		26,350,000	52.3%

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

•	Agent agreement in relation to consulting services for sales of visionGATEWAY products and payment of commissions. No payments have been made pursuant to this agreement to date.

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

Options Issued/Exercisable at US$0.50 (exercisable over 10 yrs)

Michael Emerson	300,000
Aspen Capital Partners Limited	5,700,000
Aspen Horticulture Limited	500,000

On 2 March 2004 an additional 300,000 options were granted to Aspen Capital Partners Limited with the same vesting and exercising terms and price.

As part of the agreed compensation with Non-executive Directors, options have been granted as follows :

Director	Date Granted	No. of Options	Compensation Expense	Date Appointed as Director
T. Tappenden	1 Sep 2004	20,000	$59,000	9 May 2003
T. Tappenden	1 Mar 2005	20,000	$59,000
T. Tappenden	1 Sep 2005	20,000	$10,000
T. Tappenden	1 Mar 2006	20,000	$10,600
T. Tappenden	1 Sep 2006	20,000	$4,000
T. Tappenden	1 Mar 2007	20,000	$4,000

A. Boyd	18 Nov 2005	50,000	NIL	18 May 2005
A. Boyd	18 May 2006	50,000	$4,500

Mr. Boyd resigned as a Director on Sept 26, 2006

Other Shares:

The Company issued additional shares of common stock in the year to April 30, 2007, in the following manner.

The Company issued additional shares of common stock in the quarter to July 31, 2006, in the following manner.

# Shares	Issued to:	Issued for:
55,140	Outside Professionals	Investor Relations & Marketing Services. Compensation expense amount of $37,500. Shares calculated at price of US$0.68 per share.

57,500	Outside Professionals	Investor Relations & Marketing Services. Compensation expense amount of $25,000. Shares calculated at price of US$0.435 per share.

50,000	Outside Professionals	Investor Relations & Marketing Services. Compensation expense amount of $30,000. Shares calculated at price of US$0.60 per share.

162,640	Total

The Company issued additional restricted shares of common stock in the quarter to April 30, 2007, in the following manner.

# Shares	Issued to:	Issued for:
5,000,000	Company officer/shareholder	Capitalization of accrued interest on shareholder loans from 2002 to January 31, 2007 amounting to $800,000. Shares calculated at average price of US$0.16 per share.

2,000,000	Company officer/shareholder
Capitalization of outstanding amounts under creditors ($299,075) and part of shareholder loans ($20,925) as at January 31, 2007 amounting to a total $320,000. Shares calculated at average price of US$0.16 per share.

280,000	Outside Investor	Direct Investment of $95,000. Shares calculated at price of US$0.3393 per share.

7,280,000	Total

Item 13    Exhibit List and Reports of Form 8-K

2.1(1)	Agreement and Plan of Reorganization, dated February 27, 2004, by and among Chiropractic, Vision Nv, and the stockholders of Vision Nv.

2.2(1)	Addendum to the Agreement and Plan of Reorganization, dated February 27, 2004.

3.1(2)	Articles of Incorporation

3.2(2)	Bylaws of Chiropractic 21 International, Inc.

3.3(2)	Certificate of Amendment to Articles of Incorporation dated September 23, 1970.

3.4(2)	Certificate of Amendment to Articles of Incorporation dated October 29, 1970.

3.5(2)	Certificate of Amendment to Articles of Incorporation dated October 6, 1972.

3.6(2)	Certificate of Amendment to Articles of Incorporation dated November 4, 1980.

3.7(2)	Certificate of Amendment to Articles of Incorporation dated July 15, 1983.

3.8(2)	Certificate of Amendment to Articles of Incorporation dated December 29, 1999.

10.1(3)	Lease, dated February 15, 2004 by and between vision Gateway Pty Ltd and Masinello Holdings Pty Ltd.

10.2(3)	Lease Agreement, dated October 25, 2001, by and between visionGATEWAY and Executive Centre 133.

10.3(3)	HQ Global Workplaces Virtual Office Program Service Agreement, dated December 1, 2003 by and between the visionGATEWAY, Inc. and HQ Global Workplaces, Inc.

10.5(3)	Buy/Sell Agreement, dated May 14, 2004, by and between visionGATEWAY, Inc. and AVNET, INC.

10.6(3)	Letter Agreement regarding Management Services by and between visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.

10.7(3)	Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and Aspen Capital Partners Pty Ltd.

10.8(3)	Letter Agreement regarding Employment of Michael Emerson by and between visionGATEWAY, Inc., Michael Emerson and MICEL Pty Ltd.

10.9(3)	Letter Agreement regarding Agent and Consulting Arrangements by and between visionGATEWAY, Inc. and MICEL Pty Ltd.

21.1	List of Subsidiaries.

24.1	Power of Attorney (see signature page)

31.1	Certification by Michael Emerson, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Martin G. Wotton, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(1) Incorporated by reference to 8-K12G3 filed with the Securities and Exchange Commission on April 7, 2004.

(2) Incorporated by reference to 10-SB filed with the Securities and Exchange Commission on April 28, 2000.

(3) Incorporated by reference to 10-KSB filed with the Securities and Exchange Commission on August 19, 2004.

(b)  Reports on Form 8-K

The Company furnished to the SEC a report on Form 8-K dated May 30, 2006, re visionGATEWAY, Inc. entering into a Heads of Terms with Centile of UK and France relating to the potential acquisition of the businesses of Centile by visionGATEWAY, Inc. This potential acquisition has not been progressed.

The Company furnished to the SEC a report on Form 8-K dated June 20, 2006, related to visionGATEWAY, Inc. entering into an Agreement with Centile of UK and France relating to the potential acquisition of the businesses of Centile by visionGATEWAY, Inc. This potential acquisition has not been progressed.

The Company furnished to the SEC a report on Form 8-K dated June 20, 2006, related to visionGATEWAY, Inc. entering into an Agreement with Saturn IQ of UK relating to the potential acquisition of the businesses of Saturn IQ by visionGATEWAY, Inc. Refer Note 3 to the Accounts as to the final outcome.

Item 14    Principle Accountant Fees and Services

The Board of Directors has continued to use Mantyla McReynolds LLC as the Company’s independent auditors for the majority of the fiscal year ending April 30, 2007. Mantyla McReynolds LLC has previously audited the Company’s financial statements when operating as Chiropractic 21 International.

During May 2007, visionGATEWAY and Mantyla McReynolds agreed to end their business relationship where Mantyla McReynolds had been providing services as visionGATEWAY’s accountants and auditors.

On July 23, 2007, visionGATEWAY, Inc. retained Gruber & Company LLC, headquartered in Lake St. Louis, Missouri to provide services as visionGATEWAY’s accountants and auditors commencing with the audit for the year ended April 30, 2007. Gruber & Company will perform the Company’s annual audit of its financial statements and other services as required. Gruber & Company audits over forty public companies in the USA and abroad.

Stockholder ratification of the selection of Gruber & Company LLC as the Company’s independent auditors is not required by the Company’s Bylaws or otherwise. The Board of Directors, in its discretion, may direct the appointment of different independent auditors at any time during the year if they determine that such a change would be in the best interests of the Company and its stockholders.

As part of its duties, the Board of Directors considers whether the provision of services, other than audit services, during the fiscal year ended April 30, 2007 by Mantyla McReynolds LLC, the Company’s independent auditor for the majority of that period, is compatible with maintaining the auditor’s independence. The following table sets forth the aggregate fees billed to the Company for the fiscal years ended April 30, 2007 and April 30, 2006 by Mantyla McReynolds LLC:

	Fiscal 2007		Fiscal 2006
Audit Fees (1)		$17,557		$13,903
Audit-Related Fees (2)	$	nil	$	Nil
Tax Fees (3)	$	nil	$	nil
All Other Fees (4)	$	nil	$	Nil

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that were normally provided by Mantyla McReynolds LLC in connection with statutory and regulatory filings or engagements.

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

Dated August 20, 2007	visionGATEWAY, Inc.

	By:	/s/ Michael Emerson
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

Signature	Title	Date

/s/ Andrew Brett Wotton	Chairman of the Board of	August 20, 2007
Andrew Brett Wotton	Directors

/s/ Martin G. Wotton	President and Director	August 20, 2007
Martin G. Wotton	(principal financial officer)

/s/ Michael Emerson	Vice President, Chief	August 20, 2007
Michael Emerson	Executive Officer and Director (principal executive officer)

/s/ Trevor Tappenden	Director	August 20, 2007
Trevor Tappenden