Form 10KSB/A
period 2007-04-30
VISIONGATEWAY INC
filed 2007-08-22
CIK 1112902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

We have audited the accompanying balance sheet of VisionGATEWAY, Inc. [a development stage company] as of April 30, 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended April 30, 2006 and for the period from Reactivation [November 30, 2001] through April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VisionGATEWAY, Inc. [a development stage company] as of April 30, 2006 and the results of operations and cash flows for the year ended April 30, 2006, and for the period from Reactivation [November 30, 2001] through April 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

visionGATEWAY, Inc.
[A Development Stage Company]
Consolidated Statements of Cash Flows
For the twelve months Ended April 30, 2007 & 2006, and for the Period from Reactivation
[November 30, 2001] through April 30, 2007
	12 Months	12 Months	Reactivation
	Ended	Ended	through
	April 30, 2007	April 30, 2006	April 30, 2007

Cash Flows from Operating Activities
Net Loss	-$2,207,497	-$1,250,261	-7,725,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,928	10,642	61,739
Stock issued for services	92,500	398,574	862,074
Stock based compensation	501,000	20,600	639,600
Change in current assets	-213,319	4,261	-213,320
Increase in current liabilities	-281,912	381,060	2,034,074
Net Cash Used for Operating Activities	-2,097,300	-435,124	-4,341,156

Cash Flows from Investing Activities
Purchase of property	-11,104	-2,941	-72,680

Cash Flows from Financing Activities
Proceeds from borrowing	968,404	432,950	2,565,607
Additional paid in Capital	1,215,000	0	1,935,156
Net Cash Provided by Financing Activities	2,183,404	432,950	4,500,763

Effect Of Exchange Rate on cash and cash Equivalents	-15,131	8,384	-23,646

Net Increase/(Decrease) in Cash	59,869	3,269	63,281

Beginning Cash Balance	3,412	143	0

Ending Cash Balance	$63,281	$3,412	$63,281

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	9,776	12,160	35,219
Cash paid during the period for income taxes	0	0	0

Supplemental Disclosure of Non-Cash Financing Activities:
Stock issued to relinquish debt	1,120,000	0	1,364,486

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

	Three Months Ended April 30, 2006	Twelve Months Ended April 30, 2006
Net loss, as reported	$(596,397)	$(1,250,261)

Compensation cost under fair value- based	(123,250)	(482,040)
accounting method, net of tax

Net loss, pro forma	(719,647)	(1,732,301)

Net loss per common share - Basis and Diluted
As reported	$(0.01)	$(0.03)
Pro forma	$(0.01)	$(0.04)
Weighted average shares	42,514,957	42,370,800

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

(k) Recent Pronouncements

Recently Issued Financial Accounting Standards— In December 2004, the FASB issued SFAS #123(R), “Share-Based Payments.” SFAS #123(R) amends SFAS #123, “Accounting for Stock-Based Compensation,” and APB #25, “Accounting for Stock Issued to Employees.” SFAS #123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements at fair value. On April 14, 2005, the SEC issued a rule allowing small business issuers to delay implementation of this statement until the beginning of their first fiscal year after December 15, 2005 rather than at the interim period. The Company did implement this pronouncement effective May 1, 2006.

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

NOTE 7 PROPERTY

Property consists primarily of computer equipment with the original cost of $75,845. Accumulated depreciation through April 30, 2007, is $62,935. Depreciation expense for the year ended April 30, 2007 and 2006 was $11,928 and $10,642, respectively.

NOTE 8 RELATED PARTY PAYABLE

Shareholders have advanced money to the Company in the amount of $2,067,334 for the purpose of paying operating expenses and providing working capital. The outstanding balance is unsecured, interest bearing and payable on demand.

NOTE 9 LEASES

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

NOTE 10 STOCK OPTIONS

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

As part of the agreed compensation with Non-executive Directors, options have been granted as follows :

Director	Date Granted	No. of Options	Exercise Price	Mkt Price on Grant Date	Compensation Expense	Date Appointed as Director
T. Tappenden	1 Sep 2004	20,000	$0.05	$3.00	$59,000	9 May 2003
T. Tappenden	1 Mar 2005	20,000	$0.05	$3.00	$59,000
T. Tappenden	1 Sep 2005	20,000	$0.05	$0.55	$10,000
T. Tappenden	1 Mar 2006	20,000	$0.05	$0.58	$10,600
T. Tappenden	1 Sep 2006	20,000	$0.05	$0.25	$4,000
T. Tappenden	1 Mar 2007	20,000	$0.05	$0.25	$4,000

A. Boyd	18 Nov 2005	50,000	$0.50	$0.25	NIL	18 May 2005 **
A. Boyd	18 May 2006	50,000	$0.50	$0.59	$4,500

** Note that A. Boyd resigned as a Director on September 26, 2006

Changes in stock options for the year ended April 30, 2007 and 2006 is as follows:

2007:	Shares	Weighted Average Exercise Price
Granted	90,000	$0.30
Exercised	0	0.00
Forfeited/expired	0	0.00
Outstanding @ 4/30/07	7,020,000	0.50
Exercisable	5,095,000	0.49

2006:	Shares	Weighted Average Exercise Price
Granted	90,000	$0.16
Exercised	0	0.00
Forfeited/expired	0	0.00
Outstanding @ 4/30/06	6,930,000	0.50
Exercisable	3,380,000	0.49

NOTE 11 FINANCING -

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

NOTE 12-SUBSEQUENT EVENTS

Acquisition of Lagmore UK was completed as outlined in Note 3 above and detailed in Form 8K filed on 24 May 2007.

Comments on Financials Statements

The year ended April 30, 2007 saw a stability in overall activities as the company consolidated its strategies and market position while finalizing the completion of the new versions of the INTERScepter product, the review of potential acquisitions, and the sourcing and completion of new funding. However overall costs rose by $1,546,000 million over the previous year due to the requirements for the Company to include the compensation expense for the granting and vesting of existing options ($123,250 for each quarter), and also an interest expense of $800,000 against shareholders loans that was capitalized.

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