Form 10QSB
period 2007-07-31
VISIONGATEWAY INC
filed 2007-09-19
CIK 1112902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2007

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

As of July 31, 2007 there were 56,723,505 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format. Yes ☐. No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

VISIONGATEWAY, INC.

FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
[A Development Stage Company]
Condensed Consolidated Balance Sheet
July 31, 2007
Unaudited

ASSETS

Assets
Current Assets
Cash	$61,776
Deposits	125,040
Provision for R&D Rebate	0
Loans to third parties	88,279
Total current assets	275,095
Equipment & Property (net)	9,668
Other assets - goodwill	960,000
Total Assets	$1,244,763

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current Liabilities:
Accounts payable	$392,725
Deferred Management Salaries & Expenses	1,017,510
Accrued liabilities	468,598
Short Term Note Payable	496,467
Related party payable	1,882,099
Total Liabilities	$4,257,399

Stockholders’ Deficit:
Preferred Stock - 10,000,000 shares authorized, $.10 par value per share, Nil outstanding	0
Capital Stock - 75,000,000 shares authorized having a par value of $.004 per share; 56,723,505 shares issued and outstanding	226,894
Additional paid-in capital	5.128,255
Deficit accumulated during the development stage	-8,339,060
Accumulated foreign currency translation adjustment	-28,725
Total Stockholders’ Deficit	-3,012,636
Total Liabilities and Stockholders’ Deficit	$1,244,763

visionGATEWAY, Inc.
Including the accounts of its wholly owned subsidiaries
[A Development Stage Company]
Condensed Consolidated Statements of Operations
For the Three Month Periods Ended July 31, 2007 & 2006, and for the
Period from Reactivation [November 30, 2001] through July 31, 2007

	3 mths ended July 31 2007 Unaudited	3 mths ended July 31 2006 Unaudited	Reactivation through July 31, 2007 Unaudited
Revenues	$0	$1,950	$55,356

Research & development	157,799	84,789	1,492,902
General & administrative expenses	455,937	558,345	6,901,514

Operating loss	-613,736	-641,184	-8,339,059

Net Loss Before Income Taxes	-613,736	-641,184	-8,339,059

Current Year Provision for Income Taxes/Rebates	0	0	0

Net Loss	-$613,736	-$641,184	-$8,339,059
Other Comprehensive Income
Unrealized gain(loss) on foreign
Currency translation (net of tax)	-5,079	-4,113	-28,725
	-$618,815	-$645,297	-8,367,784
Loss Per Share - basic and diluted	-$0.01	-$0.01	-$0.22

Weighted Average Shares Outstanding	53,589,002	42,996,296	38,141,634

visionGATEWAY, Inc.
[A Development Stage Company]
Condensed Consolidated Statements of Cash Flows
For the three months Ended July 31, 2007 & 2006, and for the Period from Reactivation [November 30, 2001] through July 31, 2007

	3 Months Ended July 31, 2007 Unaudited	3 Months Ended July 31, 2006 Unaudited	Reactivation through July 31, 2007 Unaudited
Cash Flows from Operating Activities
Net Loss	-$613,736	-$641,184	-8,339,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,242	2,932	64,981
Stock issued for services	0	92,500	862,074
Stock based compensation	123,250	123,250	762,850
Change in current assets	0	-204,379	-213,320
Increase in current liabilities	86,037	189,503	2,120,111
Net Cash Used for Operating Activities	-401,207	-437,378	-4,742,363

Cash Flows from Investing Activities
Purchase of property	0	0	-72,680

Cash Flows from Financing Activities
Proceeds from borrowing	-185,235	438,898	2,380,372
Additional paid in Capital	590,016	3	2,525,172
Net Cash Provided by Financing Activities	404,781	438,901	4,905,544

Effect Of Exchange Rate on cash and cash Equivalents	-5,078	-4,116	-28,724

Net Increase/(Decrease) in Cash	-1,504	-2,593	61,777

Beginning Cash Balance	63,281	7,941	0

Ending Cash Balance	$61,777	$5,348	$61,777

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	26,434	2,569	650,563
Cash paid during the period for income taxes	0	0	0

Supplemental Disclosure of Non-Cash Financing Activities:
Stock issued to relinquish debt	0	0	1,364,486

visionGATEWAY, Inc.
[A Development Stage Company]
Notes to Condensed Consolidated Financial Statements (unaudited)
July 31, 2007

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

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

(b) Interim financial statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of July 31, 2007 and 2006. There has not been any change in the significant accounting policies of visionGATEWAY, Inc. for the periods presented. The results of operations for the three months ended July 31, 2007 are not necessarily indicative of the results for a full-year period. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007 filed with the Securities and Exchange Commission (the “SEC”).

(c) Stock based compensation

On May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the three months ended July 31, 2007, the Company’s results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plans during the three months ended July 31, 2007 and the unvested portion of previous stock option grants which vested during the three months ended July 31, 2007. The amount recognized in the financial statements related to stock-based compensation was $123,250 for the three months ended July 31, 2007.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended July 31, 2007 using the Black-Scholes option-pricing model:

2007
Expected life (years)	10
Interest rate	3.0%
Volatility	100%
Dividend yield	0%

(d) Research & Development Costs

Expensing of Research & Development Costs. Research and Development is expensed as incurred.

NOTE 2	LIQUIDITY/GOING CONCERN

The Company has accumulated losses through July 31, 2007 amounting to $8,339,060 has minimal assets, and has a net working capital deficiency at July 31, 2007 raising substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 3  ACCOUNTS PAYABLE

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

➢	Avnet Partner Solutions distributorships for United Kingdom, North America, and Australia/New Zealand;
➢	Avnet Technology in UK for supply and support of the appliance systems for INTERScepter version 3;
➢
American Portwell Technology, subsidiary of the large listed Taiwanese company Portwell Inc., who is supplying the appliance devices for INTERScepter version 3 for Enterprise, SMB and Home/SOHO clients;

➢	QED Storage, the Managed Services Provider for USA and EMEA with initial sales expected at over $2m for the next 18 months.

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

❖
Saturn IQ - provided through an exclusive global licensing agreement - safe and secure email and document storage services available online and from your desktop using software and encryption components;

❖
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

Sales and Marketing

Sales revenue has minimal over the last two years as the Company has built its distribution channels and also sought to prove the strength and viability of the product in various market regions and market segments. Additionally during FY 2007, as a result of market feedback, the company sought to complete version 3 of the INTERScepter product with a focus on :

❖	Improving technical capabilities by using Linux as the core operating system platform
❖	Enhancing scalability by providing a solution for the Home market
❖	Improving installation flexibility by building a single system “appliance” version

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

The Company has registered product trade marks, trade names and logos in Australia and is now in the process of registering these items in the U.S. and Europe. The Company is dependent on its trademark for INTERScepter ™ to distinguish its software from other products in the market and to create a market identity for its product. Patents are under consideration for next version of INTERScepter ™ .

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

The estimated amount spent on research and development in the last two fiscal years is approximately $750,000. All of these expenses have been borne by the Company.

Costs and effects of compliance with environmental laws (federal state and local)

The Company has not had any significant cost or effect with respect to compliance with environmental laws, either in the U.S. or in Australia.

Number of employees and number of full time employees

As of July 31, 2007, the total number of employees of the Company is twelve (12) full-time employees of which eleven (11) were engaged in production and sales activities and one (1) was engaged in administrative operations. The Company also uses the services of numerous part-time employees or contract service employees in the areas of product development, accounting and sales functions. These numbers have begun increasing since April 30, 2007 after the slowdown last year as the company restructured its business strategies. During 2007/8 the Company anticipates that it will be increasing its full-time work force as needed to support its proposed global growth strategy, dependent on future sales prospects, the availability of capital and the outcome of proposed acquisitions.

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

 Management’s Discussion and Analysis of recent activity and Plan of Operation

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” at the beginning of Item 2 of this Form 10-QSB.

The July quarter saw the company continue the execution of its updated business strategy in anticipation of new funding being finalized later in 2007. This resulted in a lift in expenditures compared to previous quarters. Apart from the requirement since May 1, 2006 to reflect the compensation expense for the granting and vesting of existing options ($123,250 for the quarter), much of the additional expenditure relates increased marketing with the release of new product versions, and expenses associated with the funding and M&A activities that are underway. We also began increasing staffing levels, particularly on the sales side, to prepare for the full launch of version 3 of INTERScepter. The company is also reviewing its options from a marketing and investor relations perspective. From a sales and distribution perspective, the Company focused on growing our partnerships in the USA and UK with the focus on leveraging from its existing distribution arrangements as outlined below as well as promoting the company and product in key market segments. The company has also appointed key senior managers to help drive these opportunities in the USA, and now in the UK in conjunction with the setup of a branch office and new staff in the UK. A key focus from a development perspective has been the completion of the key phases of INTERScepter Version 3. This has seen the release of the INTERScepter Home/SOHO and Enterprise “appliance” versions which are being presented to distributors and communications systems manufacturers for OEM opportunities. The quarter also saw the introduction of new products through third party partnerships, focused on internet/email security and compliance, and more recently Voice over IP (VoIP).

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

➢
The Company has released the new “appliance” version of INTERScepter for enterprise and SMB markets. Significant enhancements to INTERScepter version 3 have been made from both a technical and user interface perspective;

➢
version 3 is being implemented at Moreton TAFE College in Queensland - long standing client of visionGATEWAY - Unisys who manage their networks is looking to expand the implementation of INTERScepter to other TAFE locations by the end of 2007 for one hundred thousand student users; this would equate to sale value over $800,000 per year when fully operational;

➢	other installations are arranged for new client sites in Australia, as well as in UK and USA;
➢
appliance hardware arrangements have been made for supply of fully specified appliance devices from Portwell of Taiwan and USA through distributors in Australia, USA and UK - Avnet - and their channel partners. Different appliance models are available for Enterprise and SMB level businesses at competitive price points;

➢	shipments of these appliances began July within Australia, as well as to USA and UK;
➢
following on from the “solution on a chip” box version of INTERScepter for Home and SOHO (Small Office Home Office) markets, the Company is to begin during its second fiscal quarter Community trials of “The Smart Parent for the Smart Home” providing full INTERScepter Home/SOHO capability;

Global Distribution & Sales Network

➢
during the year, the Company gained a specialist Strategic Advisor in Tom Kielty of the USA who brings a strong technology background as well as a significant personal network into the Financial Services and Pharmaceutical industries - introductions have already been made to some of the largest global banks, to a number of sales channels, as well to funding sources;

➢	the potential that has evolved from the organizations the Company has already had discussions and live demonstrations with is for 200,000 work stations over the next 12 months;
➢	the Company now has regional sales management established for Australia, USA and UK;
➢	the Company has expanded market coverage to UK and South Africa as part of our Global Distribution Network;
➢	an online stealth marketing program is underway to achieve a rapid uptake and understanding of the benefits INTERScepter v3.0 delivers to the Company’s customers;

Partnerships, Acquisitions & New Products

➢	the Company intends to gain clients and sales plus new products/services through acquisitions;
➢	the Company has added additional synergistic products in e-commerce and point of sale payment solutions, secure mail and secure data sharing, internet security, encryption technologies and VoIP;
➢
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

Funding

The visionGATEWAY business over the last two years has focused on product development and building its market positioning, presence and global distribution channels. In the last twelve months, the key aspects of expenditure have been:

☐	Building distribution and reseller networks and validating product acceptance in USA, UK, Australia and New Zealand;
☐	Finding and evaluating synergistic 3rd party products to bring to the distribution mix;
☐	Development of INTERScepter version 3 with significant enhancements in functionality and a new underlying platform in Linux for the iGateway component of the product; and
☐	Development of INTERScepter version to address the Home and SOHO markets.
☐	Development of INTERScepter “appliance” capability.

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

➢
Initial funding requirement has been increased to US$10 million - additional requirement would be due to growth requirements in existing markets with the new and enhanced products(particularly the SmartParent), and the initial needs of proposed acquired companies.

➢
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

The INTERScepter™ V3 product provides the underlying Internet Resource Management platform on which other modules can be added. These include modules provided by visionGATEWAY as well as specialist modules from third parties such as :

·	࿠	Whole of network traffic monitoring, analysis and performance improvement tools;

·	࿠	Internet Protection and Security tools;

·	࿠	Secure Mail & Secure Data Sharing (IQ Confidential);

·	࿠	Integrated encryption and digital rights management system;

·	࿠	IP-based e-Business, M-Commerce and smart card solutions (SmartCity);

·	Facilities to monitor, control and charge Internet traffic over mobile telephony (including PDA’s with phones);

·	࿠	Facilities to monitor, control and charge VOIP traffic (an INTERScepter™ VoIP Control module is now available);

·	࿠	Specialist security and content review modules as “plug-ins”; and

·	࿠	Process improvement tools e.g. video conferencing.

INTERScepter can also be integrated into Bundled Solutions

➢ Secure VoIP - enable new telephony to be secure from threats !
➢ IP-based Digital e-Business & m-Commerce - secure / track / measure
➢ iNTERNET TRACKER - INTERScepter plus Billing Solution for Higher Education market
➢ Internet based security camera control solution - important for additional physical security at key government and corporate locations

The technology of INTERScepter enables visionGATEWAY to build and leverage a number of strategic technology alliances. These can be categorized as follows :
□	Core components
▪	Linux operating system
▪	Database systems - MS, IBM, Oracle, etc
▪	Client workstations - MS, Linux/Novell, Apple
▪	User Authentication - MS, Novell, etc
□	Hardware/Networking
▪	Server Appliances - IBM, Intel, HP, Tyan
▪	Wi-Fi - various technology and solution providers
□	Specialist devices
▪	IP based video conferencing
▪	IP based Security cameras
▪	Voice Over IP (VOIP)
□	Specialist software plug-ins
▪	Filters
▪	Whole of network bandwidth management
▪	Spam management
▪	E-mail content checking
▪	IM content checking
□	Telcos and ISP’s - differentiate data lines with management tool

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

Key Points

➢	Using INTERScepter@Home provides the information required to verify ISP usages charges.
➢
INTERScepter@Home on a wireless router / gateway protects unsecured wireless networks by not allowing new computers to access the internet. It will also identify foreign computers using the unsecured wireless network.

➢	INTERScepter@Home is available on ADSL/Cable modems for new broadband users and on Wired/Wireless routers for existing broadband users.
➢	INTERScepter@Home is based on the NG/Linux platform and supports a wide variety of platforms including (but not limited to) PowerPC, ARM, MIPS and Intel CPU’s.

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

Distribution, Marketing & Sales

❖	Current Situation

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

❖	Avnet Partner Solutions and visionGATEWAY

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

❖	Australian Market Place - early v3 implementations

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

❖	United Kingdom Opportunities

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

Part II—OTHER INFORMATION

Item 1.  Legal Proceedings

At July 31, 2007 there were no material legal proceedings pending against the Company and to the knowledge of management, no federal, state or local governmental agency is presently contemplating any such proceedings against the Company or any of its affiliates.

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

(a)~~.~~  Exhibits

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

_____________________
(1) Incorporated by reference to 8-K12G3 filed with the Securities and Exchange Commission on April 7, 2004.
(2) Incorporated by reference to 10-SB filed with the Securities and Exchange Commission on April 28, 2000.
(3) Incorporated by reference to 10-KSB filed with the Securities and Exchange Commission on August 19, 2004.

(b)	Reports on Form 8-K

We have furnished to the SEC three reports on Form 8-K during the quarter ended July 31, 2007. Two of these (one in May and one in July) related to the change in accountants, and the third (in May) related to the acquisition of Lagmore Limited of UK.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIONGATEWAY, INC.

By:	/s/ Michael F. Emerson
Michael F. Emerson Chief Executive Officer

Date: September 19, 2007